Form 10-Q
period 2009-06-30
RIDGEWOOD ENERGY Y FUND LLC
filed 2009-07-22
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

There is no market for the shares. As of July 21, 2009 there are 492.3709 shares outstanding.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements:	2
	Unaudited Condensed Balance Sheets as of June 30, 2009 and December 31, 2008	2
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2009, for the three months ended June 30, 2008 and for the period March 25, 2008 (Inception) through June 30, 2008	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2009 and for the period March 25, 2008 (Inception) through June 30, 2008	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

	SIGNATURES	17

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$27,147	$15,075
Short-term investments in marketable securities	25,003	50,063
Production receivable	172	-
Other current assets	109	227
Total current assets	52,431	65,365
Salvage fund	1,045	1,032

Oil and gas properties:
Advances to operators for working interests and expenditures	-	4,456
Unproved properties	3,804	4,923
Proved properties	6,207	-
Less: accumulated depletion and amortization	(149)	-
Total oil and gas properties	9,862	9,379
Total assets	$63,338	$75,776

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,872	$2,415
Accrued expenses	115	105
Total current liabilities	1,987	2,520
Asset retirement obligations	115	-
Total liabilities	2,102	2,520

Commitments and contingencies (Note 8)

Members' capital:
Manager:
Accumulated deficit	(611)	(298)
Manager's total	(611)	(298)

Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Accumulated deficit	(24,303)	(12,596)
Shareholders' total	61,847	73,554
Total members' capital	61,236	73,256
Total liabilities and members' capital	$63,338	$75,776

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
				For the period
				March 25, 2008
	Three months ended June 30,		Six months ended	(Inception) through
	2009	2008	June 30, 2009	June 30, 2008
Revenue
Oil and gas revenue	$172	$-	$172	$-

Expenses
Depletion and amortization	149	-	149	-
Dry-hole costs	2,333	-	10,611	-
Investment fees to affiliate (Note 6)	-	2,619	-	2,619
Management fees to affiliate (Note 6)	564	130	1,129	130
Operating expenses	9	-	12	-
General and administrative expenses	105	37	457	37
Total expenses	3,160	2,786	12,358	2,786
Loss from operations	(2,988)	(2,786)	(12,186)	(2,786)
Other income
Interest income	55	10	166	10
Net loss	$(2,933)	$(2,776)	$(12,020)	$(2,776)

Manager Interest
Net loss	$(98)	$(24)	$(313)	$(24)

Shareholder Interest
Net loss	$(2,835)	$(2,752)	$(11,707)	$(2,752)
Net loss per share	$(5,758)	$(5,589)	$(23,777)	$(5,589)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

		For the period
		March 25, 2008
	Six months ended	(Inception) through
	June 30, 2009	June 30, 2008

Cash flows from operating activities
Net loss	$(12,020)	$(2,776)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	149	-
Dry-hole costs	10,611	-
Accretion expense	1	-
Interest earned on marketable securities	(152)	-
Changes in assets and liabilities:
Increase in production receivable	(172)	-
Decrease (increase) in other current assets	113	(10)
Increase in due to operators	11	-
Increase in accrued expenses	27	31
(Decrease) increase in due to affiliates	(5)	1,982
Net cash used in operating activities	(1,437)	(773)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(11,678)	-
Investment in marketable securities	(24,998)	-
Proceeds from sale of held-to-maturity securities	50,210	-
Interest reinvested in salvage fund	(13)	-
Net cash provided by investing activities	13,521	-

Cash flows from financing activities
Contributions from shareholders	-	49,390
Syndication costs paid	(12)	(1,743)
Net cash (used in) provided by financing activities	(12)	47,647
Net increase in cash and cash equivalents	12,072	46,874

Cash and cash equivalents, beginning of period	15,075	-
Cash and cash equivalents, end of period	$27,147	$46,874

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties and dry-hole costs	$4,456	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Organization and Purpose

The Ridgewood Energy Y Fund, LLC (the "Fund"), a Delaware limited liability company, was formed on March 25, 2008 and operates pursuant to a limited liability company agreement (the "LLC Agreement") dated as of May 1, 2008 by and among Ridgewood Energy Corporation (the "Manager"), and the shareholders of the Fund. The Fund was organized to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Although the date of formation is March 25, 2008, the Fund did not begin business activities until May 1, 2008 when it began its private offering of shares. In June 2009, the Fund began earning revenue and as a result was determined by the Manager to no longer be an exploratory stage enterprise.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At June 30, 2009 bank balances exceeded federally insured limits by $6.7 million, of which $6.5 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured during this period.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  At June 30, 2009 and December 31, 2008, the Fund had short-term held-to-maturity investments totaling $25.0 million and $50.1 million, respectively. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  The short-term held-to-maturity investment held at June 30, 2009 matures in December 2009.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2009, the Fund had a held-to-maturity investment within its salvage fund totaling $1.0 million, which matures in August 2013.

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

At June 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $1.9 million and $2.4 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the six months ended June 30, 2009.  At December 31, 2008 the Fund had not incurred any asset retirement obligations.

June 30, 2009
(in thousands)
Balance - Beginning of period	$-
Liabilities incurred	114
Liabilities settled	-
Accretion expense	1
Balance - End of period	$115

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

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.  The Fund began production in June 2009.

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

3.   Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards CodificationTM as the source of GAAP to be applied to nongovernmental agencies.  SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for interim or annual periods ending after September 15, 2009.  SFAS 168 will not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. FSP FAS 115-2 and 124-2 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. SFAS 157 also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”).  SFAS 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Fund adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009, which includes applying the provisions of SFAS 157 to (i) other non-financial assets measured at fair value in conjunction with impairment assessments; and (ii) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on the Fund’s balance sheet, statement of operations, or statement of cash flows.

4.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2009, the Fund had no capitalized exploratory well costs in excess of one year. The following table reflects the net changes in unproved properties for the six months ended June 30, 2009 and for the period March 25, 2008 (Inception) through December 31, 2008.

	June 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$4,923	$-
Additions to capitalized exploratory well costs
pending the determination of proved reserves	5,198	4,923
Reclassifications to proved properties based on
the determination of proved reserves	(5,087)	-
Capitalized exploratory well costs charged to
dry-hole costs	(1,230)	-
Balance, end of period	$3,804	$4,923

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  Dry-hole costs incurred during the three and six months ended June 30, 2009 were $2.3 million and $10.6 million, respectively, related to the Neptune and Bison projects. The Neptune and Bison projects were determined to be unsuccessful, or dry holes, in May 2009 and January 2009, respectively. There were no dry-hole costs incurred during the three months ended June 30, 2008 and for the period March 25, 2008 (Inception) through June 30, 2008.

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

6.   Related Parties

In 2008, the Fund incurred a one-time investment fee of approximately 4.5% of initial capital contributions, or $4.4 million, payable to the Manager.  Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions and are expensed as incurred.  There were no investment fees incurred during the three and six months ended June 30, 2009. At December 31, 2008, investment fees totaling $5 thousand were payable to the Manager, which are included in accrued expenses.  There were no such amounts outstanding at June 30, 2009.

In 2008, the Fund incurred an offering fee, payable to the Manager, totaling $3.4 million, which approximated 3.5% of capital contributions directly related to the offer and sale of shares.  Such offering fee was included in syndication costs of $11.7 million.  At December 31, 2008, offering fees totaling $3 thousand were payable to the Manager, which are included in accrued expenses.  There were no such amounts outstanding at June 30, 2009.

In 2008, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid commissions and placement fees for shares sold of the Fund of $0.1 million and $1.0 million, respectively, which are reflected in syndication costs, of this amount $1 thousand was payable at December 31, 2008, which are included in accrued expenses. There were no such amounts outstanding at June 30, 2009.

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three and six months ended June 30, 2009 were $0.6 million and $1.1 million, respectively. Management fees for the three months ended June 30, 2008 and the period March 25, 2008 (Inception) through June 30, 2008 were $0.1 million.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At June 30, 2009 and December 31, 2008, there were no such amounts payable or receivable.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

At June 30, 2009 and December 31, 2008, the carrying value of cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2009, the Fund had committed to spend an additional $13.2 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its Registration Statement on Form 10 filed on February 17, 2009.

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

Business Update

The Fund owns working interests and has participated in the drilling of six wells, one is expected to commence drilling in the third quarter 2009, one is currently drilling, one has been determined to be successful and three have been determined to be dry holes, of which, two were determined to be dry during 2009.

Future Project
Raven Project
In June 2009, the Fund acquired a 6.25% working interest in the Raven Project, an exploratory well.   The Raven Project is expected to begin drilling in August 2009 and results are expected during the fourth quarter 2009.  Through June 30, 2009, the Fund has spent $23 thousand related to this well, for which the total estimated budget is $1.4 million.

Currently Drilling
Ajax Project
In December 2008, the Fund acquired a 12.5% working interest in the Ajax Project, an exploratory well.  The Ajax Project began drilling in January 2009 and reached casing point in the second quarter 2009.  The operator and joint interest partners of the project are evaluating the commercial viability of completing the Ajax Project and a decision is expected in the third quarter.  Through June 30, 2009, the Fund spent $3.8 million related to this property, for which the total estimated budget is $15.6 million.

Successful Project
Cobalt Project
In August 2008, the Fund acquired a 12.0% working interest in the Cobalt Project, an exploratory well.  The Cobalt Project was determined to be a commercial success in January 2009 and commenced production in June 2009.  The Fund has spent $6.1 million related to this well.

Dry Holes
Neptune Project
In July 2008, the Fund acquired a 20.0% working interest in the Neptune Project, an exploratory well.  The Neptune Project began drilling in January 2009 and was determined to be an unsuccessful well, or dry hole, in May 2009.  Dry-hole costs of $10.3 million were incurred during the six months ended June 30, 2009.

Bison Project
In November 2008, the Fund acquired a 8.0% working interest in the Bison Project, an exploratory well.  The project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009. Dry-hole costs related to this well totaled $0.9 million, of which $0.3 million were incurred during the six months ended June 30, 2009.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2009, for the three months ended June 30, 2008 and for the period March 25, 2008 (Inception) through June 30, 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.  Although the date of formation is March 25, 2008, the Fund did not begin business activities until May 1, 2008, when it initiated its private offering of shares.

				For the period
				March 25, 2008
	Three months ended June 30,		Six months ended	(Inception) through
	2009	2008	June 30, 2009	June 30, 2008
	(in thousands)
Revenue
Oil and gas revenue	$172	$-	$172	$-

Expenses
Depletion and amortization	149	-	149	-
Dry-hole costs	2,333	-	10,611	-
Investment fees to affiliate	-	2,619	-	2,619
Management fees to affiliate	564	130	1,129	130
Operating expenses	9	-	12	-
General and administrative expenses	105	37	457	37
Total expenses	3,160	2,786	12,358	2,786
Loss from operations	(2,988)	(2,786)	(12,186)	(2,786)
Other income
Interest income	55	10	166	10
Net loss	$(2,933)	$(2,776)	$(12,020)	$(2,776)

Oil and Gas Revenue. Oil and gas revenue for each of the three and six months ended June 30, 2009 was $0.2 million related to the Cobalt Project, which commenced production in June 2009. Prior to June 2009, the Fund had no producing wells and therefore no operating revenue. During the three and six months ended June 30, 2009, the Cobalt Project sold 458 barrels of oil at an average price of $68 per barrel and 38 thousand mcf of gas at an average price of $3.71 per mcf.

Depletion and Amortization. Depletion and amortization for each of the three and six months ended June 30, 2009 was $0.1 million. The Cobalt Project began production in June 2009. Prior to that time, the Fund did not have production and therefore did not record any depletion or amortization.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.   Dry-hole costs incurred during the three and six months ended June 30, 2009 were $2.3 million and $10.6 million, respectively, related to the Neptune and Bison projects. There were no dry-hole costs incurred during the three months ended June 30, 2008 and for the period March 25, 2008 (Inception) through June 30, 2008.

Investment Fees to Affiliate.  Investment fees for the three months ended June 30, 2008 and for the period March 25, 2008 (Inception) through June 30, 2008 were $2.6 million consisting of a one-time investment fee paid to the Manager for the service of investigating and evaluating investment opportunities and effecting transactions.  There were no investment fees incurred by the Fund during the three months and six months ended June 30, 2009.

Management Fees to Affiliate.  Management fees for the three and six months ended June 30, 2009 were $0.6 million and $1.1 million, respectively, representing 2.5% of the total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended June 30, 2008 and the period March 25, 2008 (Inception) through June 30, 2008 were $0.1 million.  See additional discussion above in “Overview of the Fund’s Business”.

Operating Expenses.  Operating expenses for the three and six months ended June 30, 2009 were $9 thousand and $12 thousand, respectively, related to lease operating expenses for the onset of production of the Cobalt Project and accretion expense.  Operating expenses consist of costs incurred to operate and maintain wells and related facilities, geological costs and accretion expense.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties. There were no operating expenses incurred during the three and six months ended June 30, 2008.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

				For the period
				March 25, 2008
	Three months ended June 30,		Six months ended	(Inception) through
	2009	2008	June 30, 2009	June 30, 2008
	(in thousands)

Insurance expense	$42	$-	$336	$-
Accounting fees	41	31	71	31
Trust fees and other	22	6	50	6
	$105	$37	$457	$37

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

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  For the three months ended June 30, 2009, interest income was $55 thousand, a $45 thousand increase from the three months ended June 30, 2008. Interest income for the six months ended June 30, 2009 was $0.2 million, an increase of $0.2 million from the period March 25, 2008 (Inception) through June 30, 2008. The increases for the three and six month periods were attributable to an increase in average outstanding balances earning interest due to the timing of the Fund’s private offering, which commenced  in May 2008 and closed in November 2008.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2009 were $1.4 million, primarily related to payments for management fees of $1.1 million and general and administrative expenses of $0.5 million, partially offset by favorable working capital of $0.1 million.

Cash flows used in operating activities for the period March 25, 2008 (Inception) through June 30, 2008 were $0.8 million, primarily related to payments for investment fees of $0.6 million and management fees of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2009 were $13.5 million primarily related to the maturity of an investment in U.S. treasury securities of $50.2 million, partially offset by investments in U.S. treasury securities of $25.0 million and capital expenditures for oil and gas properties of $11.7 million. Additionally, the Fund increased its salvage fund investments by $13 thousand, which consisted of the interest earned on this account.

There were no cash flows from investing activities for the period March 25, 2008 (Inception) through June 30, 2008.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2009 were $12 thousand related to syndication costs paid.

Cash flows provided by financing activities for the period March 25, 2008 (Inception) through June 30, 2008 were $47.6 million related to $49.4 million of shareholder contributions received offset by payments of syndication costs totaling $1.7 million.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2009, the Fund had committed to spend an additional $13.2 million related to its investment properties.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at June 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Dated:	July 21, 2009			RIDGEWOOD ENERGY Y FUND, LLC

		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 21, 2009
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)