Form 10-Q
period 2009-09-30
RIDGEWOOD ENERGY Y FUND LLC
filed 2009-10-27
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

There is no market for the shares. As of October 27, 2009 there are 492.3709 shares outstanding.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements:	1
	Unaudited Condensed Balance Sheets as of September 30, 2009 and December 31, 2008	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2009 and 2008, for the nine months ended September 30, 2009 and for the period March 25, 2008 (Inception) through September 30, 2008	2
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and for the period March 25, 2008 (Inception) through September 30, 2008	3
	Notes to Unaudited Condensed Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	16
Item 6.	Exhibits	16

	SIGNATURES	16

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$16,066	$15,075
Short-term investments in marketable securities	33,015	50,063
Production receivable	30	-
Other current assets	63	227
Total current assets	49,174	65,365
Salvage fund	1,052	1,032
Oil and gas properties:
Advances to operators for working interests and expenditures	11	4,456
Unproved properties	5,494	4,923
Proved properties	6,206	-
Less: accumulated depletion and amortization	(438)	-
Total oil and gas properties	11,273	9,379
Total assets	$61,499	$75,776

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$2,270	$2,415
Accrued expenses	205	105
Total current liabilities	2,475	2,520
Asset retirement obligations	116	-
Total liabilities	2,591	2,520

Commitments and contingencies (Note 8)

Members' capital:
Manager:
Distributions	(32)	-
Accumulated deficit	(688)	(298)
Manager's total	(720)	(298)

Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(179)	-
Accumulated deficit	(26,343)	(12,596)
Shareholders' total	59,628	73,554
Total members' capital	58,908	73,256
Total liabilities and members' capital	$61,499	$75,776

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
				For the period
				March 25, 2008
	Three months ended September 30,		Nine months ended	(Inception) through
	2009	2008	September 30, 2009	September 30, 2008
Revenue
Oil and gas revenue	$277	$-	$449	$-

Expenses
Depletion and amortization	289	-	438	-
Dry-hole costs	1,428	3,254	12,039	3,254
Investment fees to affiliate (Note 6)	-	1,457	-	4,076
Management fees to affiliate (Note 6)	497	500	1,626	630
Operating expenses	38	21	50	21
General and administrative expenses	172	110	629	147
Total expenses	2,424	5,342	14,782	8,128
Loss from operations	(2,147)	(5,342)	(14,333)	(8,128)
Other income
Interest income	30	187	196	197
Net loss	$(2,117)	$(5,155)	$(14,137)	$(7,931)

Manager Interest
Net loss	$(77)	$(122)	$(390)	$(146)

Shareholder Interest
Net loss	$(2,040)	$(5,033)	$(13,747)	$(7,785)
Net loss per share	$(4,143)	$(10,222)	$(27,920)	$(15,811)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

		For the period
		March 25, 2008
	Nine months ended	(Inception) through
	September 30, 2009	September 30, 2008

Cash flows from operating activities
Net loss	$(14,137)	$(7,931)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	438	-
Dry-hole costs	12,039	3,254
Accretion expense	2	-
Interest earned on marketable securities	(171)	-
Changes in assets and liabilities:
Increase in production receivable	(30)	-
Decrease (increase) in other current assets	85	(88)
Increase in due to operators	42	-
Increase in accrued expenses	117	64
(Decrease) increase in due to affiliates	(5)	149
Net cash used in operating activities	(1,620)	(4,552)

Cash flows from investing activities
Payments to operators for working interests
and expenditures	(11)	(554)
Capital expenditures for oil and gas properties	(14,354)	(539)
Investments in marketable securities	(32,991)	-
Investments in salvage fund	(20)	(1,026)
Proceeds from maturity of investments	50,210	-
Net cash provided by (used in) investing activities	2,834	(2,119)

Cash flows from financing activities
Distributions	(211)	-
Contributions from shareholders	-	89,798
Syndication costs	(12)	(10,330)
Net cash (used in) provided by financing activities	(223)	79,468
Net increase in cash and cash equivalents	991	72,797

Cash and cash equivalents, beginning of period	15,075	-
Cash and cash equivalents, end of period	$16,066	$72,797

Supplemental schedule of non-cash investing activities

Advances used for capital expenditures in oil and gas properties reclassified to proved properties and dry-hole costs	$4,456	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Organization and Purpose

The Ridgewood Energy Y Fund, LLC (the "Fund"), a Delaware limited liability company, was formed on March 25, 2008 and operates pursuant to a limited liability company agreement (the "LLC Agreement") dated as of May 1, 2008 by and among Ridgewood Energy Corporation (the "Manager"), and the shareholders of the Fund. The Fund was organized to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Although the date of formation is March 25, 2008, the Fund did not begin business activities until May 1, 2008 when it began its private offering of shares. In June 2009, the Fund began earning revenue and, as a result, was determined by the Manager to no longer be an exploratory stage enterprise.

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

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The Fund has assessed the impact of subsequent events through October 27, 2009, the date of the issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At September 30, 2009, bank balances exceeded federally insured limits by $5.4 million, of which $5.3 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  At September 30, 2009 and December 31, 2008, the Fund had held-to-maturity investments totaling $33.0 million and $50.1 million, respectively. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  The held-to-maturity investments held at September 30, 2009 mature in December 2009.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2009, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in August 2013.

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

At September 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $2.2 million and $2.4 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2009.  At December 31, 2008 the Fund had not incurred any asset retirement obligations.

September 30, 2009
(in thousands)
Balance - Beginning of period	$-
Liabilities incurred	114
Liabilities settled	-
Accretion expense	2
Balance - End of period	$116

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period. If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.  The Fund’s properties began production in June 2009.

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

3.   Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”), as the source of GAAP to be applied to nongovernmental agencies. This guidance explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. It is effective for interim or annual periods ending after September 15, 2009.  The guidance was adopted for the third quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued guidance on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments.  The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In September 2006, the FASB issued guidance related to fair value measurements. This guidance provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The FASB also issued guidance on the methods used to measure fair value and required expanded disclosures related to fair value measurements. The Fund adopted this guidance for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009.  The adoption did not have a material impact on the Fund’s financial statements.

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release No. 33-8995”), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.  The Fund does not expect the adoption of Release No. 33-8995 to have a material impact on its financial statements and disclosures.

4.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2009, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year. The following table reflects the net changes in unproved properties for the nine months ended September 30, 2009 and for the period March 25, 2008 (Inception) through December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$4,923	$-
Additions to capitalized exploratory well costs
pending the determination of proved reserves	6,887	4,923
Reclassifications to proved properties based on
the determination of proved reserves	(5,087)	-
Capitalized exploratory well costs charged to
dry-hole costs	(1,229)	-
Balance, end of period	$5,494	$4,923

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  Dry-hole costs, inclusive of plug and abandonment expenses, are detailed in the following table.

				For the period
				March 25, 2008
	Three months ended September 30,		Nine months ended	(Inception) through
Project	2009	2008	September 30, 2009	September 30, 2008
	(in thousands)

Neptune Project	$-	$-	$10,330	$-
Eagle Project	1,388	-	1,388	-
Bison Project	40	-	321	-
Eos Project	-	3,254	-	3,254
	$1,428	$3,254	$12,039	$3,254

5.   Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.  Certain shares have early investment incentive and advance distribution rights, as defined in the LLC Agreement, which range from approximately $3 thousand to $16 thousand per share. The Fund began making distributions in August 2009.

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

6.   Related Parties

For the period March 25, 2008 (Inception) through September 30, 2008, the Fund incurred a one-time investment fee of approximately 4.5% of initial capital contributions, or $4.1 million, payable to the Manager.  Such fees were payable for services of investigating and evaluating investment opportunities and effecting transactions and are expensed as incurred.  There were no investment fees incurred during the three and nine months ended September 30, 2009. At December 31, 2008, investment fees totaling $5 thousand were payable to the Manager, which are included in accrued expenses.  There were no such amounts outstanding at September 30, 2009.

In 2008, the Fund incurred an offering fee, payable to the Manager, totaling $3.4 million, which approximated 3.5% of capital contributions, directly related to the offer and sale of shares of the Fund.  Such offering fee is included in syndication costs of $11.7 million.  At December 31, 2008, offering fees totaling $3 thousand were payable to the Manager, which are included in accrued expenses.  There were no such amounts outstanding at September 30, 2009.

In 2008, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid commissions and placement fees for shares sold of the Fund of $0.1 million and $1.0 million, respectively, which are reflected in syndication costs. At December 31, 2008, placement fees totaling $1 thousand were payable to such affiliate, which are included in accrued expenses.  There were no such amounts outstanding at September 30, 2009.

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended September 30, 2009 and 2008 were $0.5 million. Management fees for the nine months ended September 30, 2009 and for the period March 25, 2008 (Inception) through September 30, 2008 were $1.6 million and $0.6 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At September 30, 2009 and December 31, 2008, there were no such amounts payable or receivable.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had committed to spend an additional $4.1 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

The Fund owns working interests and has participated in the drilling of eight wells, three are currently drilling, one has been determined to be successful and four have been determined to be dry holes, of which, three were determined to be dry holes during 2009.

Currently Drilling
Alpha Project
In September 2009, the Fund acquired a 10.0% working interest in the Alpha Project, a deepwater exploratory well.  The Alpha Project began drilling in September 2009 and results are expected during the fourth quarter 2009.  Through September 30, 2009, the Fund has spent $1.3 million related to this well, for which the total estimated budget is $4.4 million.

Raven Project
In June 2009, the Fund acquired a 6.25% working interest in the Raven Project, an exploratory well.   The Raven Project began drilling in September 2009 and results are expected during the fourth quarter 2009.  Through September 30, 2009, the Fund has spent $0.4 million related to this well, for which the total estimated budget is $1.4 million.

Ajax Project
In December 2008, the Fund acquired a 12.5% working interest in the Ajax Project, an exploratory well.  The Ajax Project began drilling in January 2009 and reached casing point in the second quarter 2009.  The operator and joint interest partners of the project are evaluating the commercial viability of completing the Ajax Project and a decision is expected in the fourth quarter.  Through September 30, 2009, the Fund spent $3.8 million related to this property.

Discoveries
Cobalt Project
In August 2008, the Fund acquired a 12.0% working interest in the Cobalt Project, an exploratory well.  The Cobalt Project was determined to be a commercial success in January 2009 and production commenced in June 2009.  The Fund has spent $6.1 million related to this well.

Dry Holes
Neptune Project
In July 2008, the Fund acquired a 20.0% working interest in the Neptune Project, an exploratory well.  The Neptune Project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in May 2009.  Dry-hole costs of $10.3 million were incurred during the nine months ended September 30, 2009.

Bison Project
In November 2008, the Fund acquired a 8.0% working interest in the Bison Project, an exploratory well.  The project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009. Dry-hole costs related to this well totaled $0.9 million, of which $0.3 million were incurred during the nine months ended September 30, 2009.

Eagle Project
In August 2009, the Fund acquired a 3.0% working interest in the Eagle Project, an exploratory well.  This project began drilling and was determined to be an unsuccessful well, or dry hole, in August 2009.  Dry-hole costs of $1.4 million were incurred during the nine months ended September 30, 2009.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended September 30, 2009 and 2008, for the nine months ended September 30, 2009 and for the period March 25, 2008 (Inception) through September 30, 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.  Although the date of formation is March 25, 2008, the Fund did not begin business activities until May 1, 2008, when it initiated its private offering of shares.

				For the period
				March 25, 2008
	Three months ended September 30,		Nine months ended	(Inception) through
	2009	2008	September 30, 2009	September 30, 2008
	(in thousands)
Revenue
Oil and gas revenue	$277	$-	$449	$-

Expenses
Depletion and amortization	289	-	438	-
Dry-hole costs	1,428	3,254	12,039	3,254
Investment fees to affiliate	-	1,457	-	4,076
Management fees to affiliate	497	500	1,626	630
Operating expenses	38	21	50	21
General and administrative expenses	172	110	629	147
Total expenses	2,424	5,342	14,782	8,128
Loss from operations	(2,147)	(5,342)	(14,333)	(8,128)
Other income
Interest income	30	187	196	197
Net loss	$(2,117)	$(5,155)	$(14,137)	$(7,931)

Oil and Gas Revenue. Oil and gas revenue for the three and nine months ended September 30, 2009 was $0.3 million and $0.4 million, respectively, related to the Cobalt Project, which commenced production in June 2009. Prior to June 2009, the Fund had no producing properties.

During the three months ended September 30, 2009, the Cobalt Project sold 465 barrels of oil at an average price of $66 per barrel and 69 thousand mcf of gas at an average price of $3.36 per mcf. During the nine months ended September 30, 2009, the Cobalt Project sold 922 barrels of oil at an average price of $67 per barrel and 107 thousand mcf of gas at an average price of $3.39 per mcf.

Depletion and Amortization. Depletion and amortization for the three and nine months ended September 30, 2009 was $0.3 million and $0.4 million, respectively, related to the Cobalt Project which commenced production in June 2009. Prior to that time, the Fund had no producing properties.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  The following table summarizes dry-hole costs for the three months ended September 30, 2009 and 2008, for the nine months ended September 30, 2009 and for the period March 25, 2008 (Inception) through September 30, 2008.

				For the period
				March 25, 2008
	Three months ended September 30,		Nine months ended	(Inception) through
Project	2009	2008	September 30, 2009	September 30, 2008
	(in thousands)

Neptune Project	$-	$-	$10,330	$-
Eagle Project	1,388	-	1,388	-
Bison Project	40	-	321	-
Eos Project	-	3,254	-	3,254
	$1,428	$3,254	$12,039	$3,254

Investment Fees to Affiliate.  Investment fees for the three months ended September 30, 2008 and for the period March 25, 2008 (Inception) through September 30, 2008 were $1.5 million and $4.1 million, respectively, consisting of a one-time investment fee paid to the Manager for the service of investigating and evaluating investment opportunities and effecting transactions.  There were no investment fees during the three and nine months ended September 30, 2009.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2009 and 2008 were $0.5 million.  Management fees for the nine months ended September 30, 2009 and for the period March 25, 2008 (Inception) through September 30, 2008 were $1.6 million and $0.6 million, respectively. An annual management fee, totaling 2.5% of the total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

				For the period
				March 25, 2008
	Three months ended September 30,		Nine months ended	(Inception) through
	2009	2008	September 30, 2009	September 30, 2008
	(in thousands)

Lease operating expense	$35	$-	$46	$-
Geological costs	2	21	2	21
Accretion expense	1	-	2	-
	$38	$21	$50	$21

Lease operating expense for the three and nine months ended September 30, 2009 related to the Cobalt Project.  There was no lease operating expense during the three months ended September 30, 2008 or for the period March 25, 2008 (Inception) through September 30, 2008.  Geological costs for the three and nine months ended September 30, 2009 related to the Raven Project.  Geological costs for the three months ended September 30, 2008 and for the period March 25, 2008 (Inception) through September 30, 2008 were related to the Eos Project.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

				For the period
				March 25, 2008
	Three months ended September 30,		Nine months ended	(Inception) through
	2009	2008	September 30, 2009	September 30, 2008
	(in thousands)

Insurance expense	$108	$75	$444	$75
Accounting fees	42	32	113	63
Trust fees and other	22	3	72	9
	$172	$110	$629	$147

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

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  For the three months ended September 30, 2009, interest income was $30 thousand, a $0.2 million decrease from the three months ended September 30, 2008.  The decrease was the result of lower interest rates earned and an overall reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties partially offset by increased capital contributions.  Interest income for the nine months ended September 30, 2009 and for the period March 25, 2008 (Inception) through September 30, 2008 was $0.2 million. During the nine months ended September 30, 2009, the impact of increased average balances earning interest due to the timing of capital expenditures and the Fund’s private offering, which commenced in May 2008 and closed in November 2008, was offset by lower interest rates earned during the period.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the nine months ended September 30, 2009 were $1.6 million, primarily related to payments for management fees of $1.6 million, general and administrative expenses of $0.6 million and operating expenses of $0.1 million partially offset by revenues received of $0.4 million and favorable working capital of $0.2 million.

Cash flows used in operating activities for the period March 25, 2008 (Inception) through September 30, 2008 were $4.6 million, primarily related to payments for investment fees of $3.9 million, management fees of $0.6 million and general and administrative expenses of $0.1 million, partially offset by interest income received of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2009 were $2.8 million, primarily related to the proceeds received from the maturity of an investment in U.S. Treasury securities of $50.2 million, partially offset by investments in U.S. Treasury securities of $33.0 million and capital expenditures for oil and gas properties of $14.4 million, inclusive of advances. Additionally, the Fund increased its salvage fund investments by $20 thousand, which consisted of interest income earned on this account.

Cash flows used in investing activities for the period March 25, 2008 (Inception) through September 30, 2008 were $2.1 million, primarily related to capital expenditures for oil and gas properties of $1.1 million, inclusive of advances, and salvage fund investments totaling $1.0 million, inclusive of interest earned.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2009 were $0.2 million, related to manager and shareholder distributions totaling $0.2 million and payments of syndication costs totaling $12 thousand.

Cash flows provided by financing activities for the period March 25, 2008 (Inception) through September 30, 2008 were $79.5 million, related to $89.8 million of shareholder contributions received, partially offset by payments of syndication costs totaling $10.3 million.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had committed to spend an additional $4.1 million related to its investment properties.

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

Distributions are funded from available cash from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at September 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 22, 2009, Kenneth W. Lang was named President and Chief Operating Officer of the Fund.  Prior to joining the Fund, Mr. Lang was with BP for twenty four years, ultimately serving as Senior Vice President for BP's Gulf of Mexico business and a member of the Board of Directors for BP America, Inc.  Robert E. Swanson, formerly President and Chief Executive Officer of the Fund, will remain Chief Executive Officer of the Fund.

On October 16, 2009, Adrien Doherty, Executive Vice President, notified the fund that he will resign effective October 30, 2009.

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

RIDGEWOOD ENERGY Y FUND, LLC
Dated:	October 27, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 27, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)