Form 10-Q
period 2010-03-31
RIDGEWOOD ENERGY Y FUND LLC
filed 2010-04-27
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

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

As of April 27, 2010 the Fund had 492.3709 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,337	$13,965
Short-term investments in marketable securities	20,004	20,001
Production receivable	4	30
Other current assets	13	21
Total current assets	32,358	34,017
Salvage fund	1,064	1,058
Oil and gas properties:
Advances to operators for working interests and expenditures	1,141	2,907
Unproved properties	12,310	9,480
Proved properties	13,493	13,333
Less: accumulated depletion and amortization	(3,373)	(3,351)
Total oil and gas properties	23,571	22,369
Total assets	$56,993	$57,444

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,969	$1,443
Accrued expenses	120	387
Total current liabilities	2,089	1,830
Asset retirement obligations	331	327
Total liabilities	2,420	2,157

Commitments and contingencies (Note 8)

Members' capital:
Manager:
Distributions	(38)	(38)
Accumulated deficit	(909)	(821)
Manager's total	(947)	(859)

Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(216)	(216)
Accumulated deficit	(30,414)	(29,788)
Shareholders' total	55,520	56,146
Total members' capital	54,573	55,287
Total liabilities and members' capital	$56,993	$57,444

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Revenue
Oil and gas revenue	$43	$-

Expenses
Depletion and amortization	22	-
Dry-hole costs	3	8,278
Management fees to affiliate (Note 6)	491	565
Operating expenses	127	3
General and administrative expenses	124	352
Total expenses	767	9,198
Loss from operations	(724)	(9,198)
Other income
Interest income	10	111
Net loss	$(714)	$(9,087)

Manager Interest
Net loss	$(88)	$(215)

Shareholder Interest
Net loss	$(626)	$(8,872)
Net loss per share	$(1,271)	$(18,019)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(714)	$(9,087)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	22	-
Dry-hole costs	3	8,278
Accretion expense	4	1
Interest earned on marketable securities	(3)	(104)
Changes in assets and liabilities:
Decrease in production receivable	26	-
Decrease in other current assets	8	106
Decrease in due to operators	(4)	-
Decrease in accrued expenses	(267)	(49)
Net cash used in operating activities	(925)	(855)

Cash flows from investing activities
Payments to operators for working interests
and expenditures	(19)	-
Capital expenditures for oil and gas properties	(678)	(10,111)
Investments in salvage fund	(6)	(6)
Net cash used in investing activities	(703)	(10,117)

Cash flows from financing activities
Syndication costs	-	(12)
Net cash used in financing activities	-	(12)
Net decrease in cash and cash equivalents	(1,628)	(10,984)

Cash and cash equivalents, beginning of period	13,965	15,075
Cash and cash equivalents, end of period	$12,337	$4,091

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties, proved properties and dry-hole costs	$1,785	$3,018

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, negotiates with operators and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2009 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Effective January 1, 2010, the federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At March 31, 2010 the Fund’s bank balances exceeded federally insured limits by $2.9 million, principally all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At March 31, 2010, the Fund had two short-term held-to-maturity investments of $10.0 million each, of which one matured in April 2010 and one will mature in May 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in August 2013.

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

At March 31, 2010 and December 31, 2009, amounts recorded in due to operators totaling $1.9 million and $1.4 million, respectively, related to capital expenditures for oil and gas properties.

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or that a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  The Fund had no impairments to its oil and gas properties during the three months ended March 31, 2010 and 2009.

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

3.   Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective for the Fund beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Fund’s financial statements.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund December 31, 2011. The adoption of the guidance is not expected to have a material impact on the Fund’s financial statements.

4.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2010, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the three months ended March 31, 2010 and the year ended December 31, 2009.

	March 31, 2010	December 31, 2009
	(in thousands)
Balance, beginning of period	$9,480	$4,923
Additions to capitalized exploratory well costs
pending the determination of proved reserves	2,830	10,874
Reclassifications to proved properties based on
the determination of proved reserves	-	(5,087)
Capitalized exploratory well costs charged to
dry-hole costs	-	(1,230)
Balance, end of period	$12,310	$9,480

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, for the three months ended March 31, 2010 and 2009 are detailed in the following table.

	Three months ended March 31,
Project	2010	2009
	(in thousands)

Bison Project	$17	$280
Neptune Project	(14)	7,998
	$3	$8,278

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

6.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended March 31, 2010 and 2009 were $0.5 million and $0.6 million, respectively.

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

7.   Fair Value of Financial Instruments

At March 31, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $18.9 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage
The Fund is subject to all risks inherent in the exploration for and development of oil and natural gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage.  The occurrence of an event that is not insured or not fully insured could have an adverse impact upon earnings and financial position.  Moreover, insurance is obtained as a package covering all of the funds managed by the Manager.  Claims made by other funds managed by the Manager can reduce or eliminate insurance for the Fund.

9.   Subsequent Events

The Fund has assessed the impact of subsequent events through the date of issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2009 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on March 25, 2008 to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development stage shallow water or deepwater projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

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

Revenues are subject to market pricing for oil and natural gas, which has been extremely volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability.

Business Update

Properties
Information regarding the Funds current projects is provided in the following table.

		Total spent
	Working	through	Total Estimated
	Interest	March 31, 2010	Budget	Status
Future and Current Projects
Beta Project	2.0%	$187	$3,125	Commenced drilling March 2010. Results expected June 2010.
Targa Project	1.0%	$682	$3,857	Commenced drilling February 2010. Results expected April 2010.
Dakota Project	7.5%	$3,070	$4,967	Commenced drilling December 2009. Results expected May 2010.
Ajax Project	12.5%	$3,686	$3,686	Currently exploring other opportunities for the well, including selling the Fund's interest.
Non-producing Properties
Liberty Project	3.0%	$4,160	$4,753	Completion efforts are ongoing. Production expected July 2010.
Carrera Project	3.0%	$3,086	$4,692	Completion efforts are ongoing. Production expected fourth quarter 2010.
Alpha Project	7.5%	$4,668	$12,652	Completion efforts are ongoing. Production expected second quarter 2011.
Raven Project	6.25%	$1,157	$1,751	Completion efforts are ongoing. Production expected August 2010.
Producing Properties
Cobalt Project	12.0%	$5,925	$6,009	Production commenced June 2009. Recompletion activites commmenced April 2010 at an estimated cost of $0.1 million.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$43	$-

Expenses
Depletion and amortization	22	-
Dry-hole costs	3	8,278
Management fees to affiliate	491	565
Operating expenses	127	3
General and administrative expenses	124	352
Total expenses	767	9,198
Loss from operations	(724)	(9,198)
Other income
Interest income	10	111
Net loss	$(714)	$(9,087)

Overview.  Since inception, the Fund has had one well come onto production, the Cobalt Project in June 2009, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses.  Prior to June 2009, the Fund had no producing properties.

Oil and Gas Revenue. Oil and gas revenue for the three months ended March 31, 2010 was $43 thousand, related to the onset of production of the Cobalt Project as discussed in “Overview” above. During the three months ended March 31, 2010, the Fund sold 59 barrels of oil at an average price of $78 per barrel and 6 thousand mcf of gas at an average price of $5.40 per mcf.  During the three months ended March 31, 2010 the Fund experienced low production volumes for the Cobalt Project due to reduced pressure in the well.  In April 2010, the Fund commenced a recompletion of the well into an upper zone, which is expected to significantly increase gas volumes for the well in the future. The recompletion is expected to take approximately two weeks.

Depletion and Amortization. Depletion and amortization for the three months ended March 31, 2010 was $22 thousand, related to the Cobalt Project, which commenced production in June 2009. Prior to that time, the Fund had no producing properties and therefore no depletion.

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

	Three months ended March 31,
Project	2010	2009
	(in thousands)

Bison Project	$17	$280
Neptune Project	(14)	7,998
	$3	$8,278

Management Fees to Affiliate.  Management fees for the three months ended March 31, 2010 and 2009 were $0.5 million and $0.6 million, respectively. An annual management fee, totaling 2.5% of the total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)

Geological costs	$105	$2
Lease operating expense	18	-
Accretion expense	4	1
	$127	$3

Geological costs for the three months ended March 31, 2010 related to the Raven, Beta and Targa projects.  Geological costs for the three months ended March 31, 2009 related to the Neptune Project.  Lease operating expense for the three months ended March 31, 2010 related to the Fund’s producing property as outlined above in “Overview”.  For the three months ended March 31, 2010, average production cost was $2.61 per mcfe due to low production volumes for the period.  There was no lease operating expense during the three months ended March 31, 2009.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)

Insurance expense	$73	$294
Accounting fees	37	30
Trust fees and other	14	28
	$124	$352

Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.  Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  For the three months ended March 31, 2010, interest income was $10 thousand, a $0.1 million decrease from the three months ended March 31, 2009.  The decrease was the result of a reduction in average outstanding balances earning interest due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the three months ended March 31, 2010 were $0.9 million, primarily related to management fees of $0.5 million, unfavorable working capital of $0.3 million, general and administrative expenses of $0.1 million and operating expenses of $0.1 million, partially offset by revenue receipts of $0.1 million.

Cash flows used in operating activities for the three months ended March 31, 2009 were $0.9 million, primarily related to payments for management fees of $0.6 million and general and administrative expenses of $0.4 million, partially offset by favorable working capital of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2010 were $0.7 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Cash flows used in investing activities for the three months ended March 31, 2009 were $10.1 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
There were no cash flows from financing activities for the three months ended March 31, 2010.

Cash flows used in financing activities for the three months ended March 31, 2009 were $12 thousand related to syndication costs paid.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $18.9 million related to its investment properties.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2010 or December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any contracts.  No contractual obligations exist at March 31, 2010 or December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY Y FUND, LLC
Dated:	April 27, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	April 27, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)