Form 10-Q
period 2010-09-30
RIDGEWOOD ENERGY Y FUND LLC
filed 2010-10-26
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

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

As of October 26, 2010 the Fund had 492.3709 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$6,706	$13,965
Short-term investments in marketable securities	20,008	20,001
Production receivable	712	30
Other current assets	242	21
Total current assets	27,668	34,017
Salvage fund	1,077	1,058
Oil and gas properties:
Advances to operators for working interests and expenditures	462	2,907
Unproved properties	6,068	9,480
Proved properties	15,997	13,333
Less: accumulated depletion and amortization	(1,622)	(3,351)
Total oil and gas properties	20,905	22,369
Total assets	$49,650	$57,444

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$390	$1,443
Accrued expenses	50	387
Total current liabilities	440	1,830
Asset retirement obligations	445	327
Total liabilities	885	2,157

Commitments and contingencies (Note 8)

Members' capital:
Manager:
Distributions	(124)	(38)
Accumulated deficit	(809)	(821)
Manager's total	(933)	(859)

Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(2,344)	(216)
Accumulated deficit	(34,108)	(29,788)
Shareholders' total	49,698	56,146
Total members' capital	48,765	55,287
Total liabilities and members' capital	$49,650	$57,444

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$1,762	$277	$2,419	$449

Expenses
Depletion and amortization	805	289	1,135	438
Dry-hole costs	16	1,428	4,464	12,039
Management fees to affiliate (Note 6)	448	497	1,429	1,626
Operating expenses	113	38	268	50
General and administrative expenses	293	172	499	629
Total expenses	1,675	2,424	7,795	14,782
Gain on sale of oil and gas property	-	-	1,029	-
Income (loss) from operations	87	(2,147)	(4,347)	(14,333)
Other income
Interest income	15	30	39	196
Net income (loss)	$102	$(2,117)	$(4,308)	$(14,137)

Manager Interest
Net income (loss)	$131	$(77)	$12	$(390)

Shareholder Interest
Net loss	$(29)	$(2,040)	$(4,320)	$(13,747)
Net loss per share	$(59)	$(4,143)	$(8,774)	$(27,920)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(4,308)	$(14,137)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	1,135	438
Dry-hole costs	4,464	12,039
Accretion expense	11	2
Gain on sale of oil and gas property	(1,029)	-
Interest earned on marketable securities	(14)	(171)
Changes in assets and liabilities:
Increase in production receivable	(682)	(30)
(Increase) decrease in other current assets	(28)	85
Increase in due to operators	196	42
(Decrease) increase in accrued expenses	(337)	112
Net cash used in operating activities	(592)	(1,620)

Cash flows from investing activities
Payments to operators for working interests
and expenditures	(462)	(11)
Capital expenditures for oil and gas properties	(5,792)	(14,354)
Proceeds from sale of oil and gas property	1,813	-
Investments in marketable securities	(25,001)	(32,991)
Proceeds from maturity of investments	25,008	50,210
Interest reinvested in salvage fund	(19)	(20)
Net cash (used in) provided by investing activities	(4,453)	2,834

Cash flows from financing activities
Distributions	(2,214)	(211)
Syndication costs	-	(12)
Net cash used in financing activities	(2,214)	(223)
Net (decrease) increase in cash and cash equivalents	(7,259)	991

Cash and cash equivalents, beginning of period	13,965	15,075
Cash and cash equivalents, end of period	$6,706	$16,066

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties and dry-hole costs	$2,907	$4,456

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At September 30, 2010, the Fund’s bank balances exceeded federally insured limits by $2.3 million, of which $1.4 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At September 30, 2010, the Fund had two short-term, held-to-maturity investments of $5.0 million and $15.0 million, which mature in December 2010 and January 2011, respectively.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in August 2013.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.1 million and $1.4 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2010 and for the year ended December 31, 2009.

	September 30, 2010	December 31, 2009
	(in thousands)

Balance - Beginning of period	$327	$-
Liabilities incurred	107	322
Liabilities settled	-	-
Accretion expense	11	5
Revisions to previous estimate	-	-
Balance - End of period	$445	$327

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

4.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2010, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

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

	Three months ended September 30,		Nine months ended September 30,
Project	2010	2009	2010	2009
	(in thousands)

Dakota Project	$-	$-	$3,464	$-
Targa Project	-	-	1,138	-
Neptune Project	(1)	-	(33)	10,330
Eagle Project	-	1,388	(65)	1,388
Other wells	17	40	(40)	321
	$16	$1,428	$4,464	$12,039

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

6.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three and nine months ended September 30, 2010 were $0.4 million and $1.4 million, respectively, and $0.5 million and $1.6 million, respectively, for the three and nine months ended September 30, 2009.

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

7.  Fair Value Measurements

At September 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $18.4 million related to its investment properties, of which $11.5 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total spent
	Working	through	Total Estimated
	Interest	September 30, 2010	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$1,154	$3,258	Drilling commenced March 2010, suspended during the moratorium, and currently expected to resume in first quarter 2011.
Diller Project	0.75%	$157	$4,611	Acquired interest in May 2010. Drilling is expected to commence second quarter 2011.
Marmalard Project	0.75%	$177	$3,425	Acquired interest in May 2010. Drilling date to be determined.
Carrera Project	3.0%	$4,263	$4,634	Completion efforts are ongoing. Production expected to commence January 2011.
Alpha Project	7.5%	$4,580	$12,702	Completion efforts are ongoing. Production expected to commence May 2011.
Producing Properties
Raven Project	6.25%	$1,622	$1,622	Well completed and production commenced September 2010.
Liberty Project	3.0%	$4,491	$4,491	Well completed and production commenced July 2010.
Cobalt Project	12.0%	$5,680	$5,752	Production commenced June 2009. Minor recompletion in April 2010 at a cost of $21 thousand. Additional recompletion activities planned at an estimated cost of $72 thousand.
Dry holes
Targa Project	1.0%	$1,138	N/A	Drilling commenced February 2010; dry hole determination May 2010.
Dakota Project	7.5%	$3,464	N/A	Drilling commenced December 2009; dry hole determination May 2010.
Sold Project
Ajax Project	12.5%	$3,693	N/A	Property sold in June 2010.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deepwater of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing.  Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico, which has been lifted effective October 12, 2010.  As a result of the moratorium, drilling efforts for the Beta Project had been suspended and are currently expected to resume in March 2011.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

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

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$1,762	$277	$2,419	$449

Expenses
Depletion and amortization	805	289	1,135	438
Dry-hole costs	16	1,428	4,464	12,039
Management fees to affiliate	448	497	1,429	1,626
Operating expenses	113	38	268	50
General and administrative expenses	293	172	499	629
Total expenses	1,675	2,424	7,795	14,782
Gain on sale of oil and gas property	-	-	1,029	-
Income (loss) from operations	87	(2,147)	(4,347)	(14,333)
Other income
Interest income	15	30	39	196
Net income (loss)	$102	$(2,117)	$(4,308)	$(14,137)

Overview.  As of September 30, 2010, the Fund has had three wells come onto production, the Raven Project in September 2010, the Liberty Project in July 2010 and the Cobalt Project in June 2009, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses during the respective periods.  Prior to June 2009, the Fund had no producing properties.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended September 30, 2010 was $1.8 million, a $1.5 million increase from the three months ended September 30, 2009.  The increase is attributable to increased sales volumes totaling $0.7 million coupled with the impact of increased average prices totaling $0.8 million.

Oil sales volumes were 13 thousand barrels and 5 hundred barrels for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $75 per barrel and $67 per barrel during the three months ended September 30, 2010 and 2009, respectively.

Gas sales volumes were 155 thousand mcf and 68 thousand mcf for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.37 per mcf and $3.30 per mcf during the three months ended September 30, 2010 and 2009, respectively.

Oil and gas revenue for the nine months ended September 30, 2010 was $2.4 million, a $2.0 million increase from the nine months ended September 30, 2009.  The increase is attributable to increased sales volumes totaling $0.9 million coupled with the impact of increased average prices totaling $1.1 million.

Oil sales volumes were 16 thousand barrels and 9 hundred barrels for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $75 per barrel and $67 per barrel during the nine months ended September 30, 2010 and 2009, respectively.

Gas sales volumes were 244 thousand mcf and 107 thousand mcf for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.44 per mcf and $3.38 per mcf during the nine months ended September 30, 2010 and 2009, respectively.

Increased sales volumes during the nine months ended September 30, 2010 compared to nine months ended September 30, 2009 were primarily related to the timing of the onset of production for the Fund’s producing wells, as discussed in “Overview” above.  This increase was partially offset by reduced production rates for the Cobalt Project during the first quarter 2010 as a result of reduced pressure in the well.  During the second quarter 2010, the Fund performed a recompletion of the well into an upper zone, which resulted in increased oil and gas volumes for the well.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2010 was $0.8 million and $1.1 million, respectively, an increase of $0.5 million and $0.7 million for the three and nine months ended September 30, 2009, respectively.  The increase in the three month period resulted from an increase in production volumes totaling $0.7 million, partially offset by a decrease in average depletion rates totaling $0.2 million.  The increase in the nine month period resulted from an increase in production volumes totaling $0.9 million, partially offset by a decrease in average depletion rates totaling $0.2 million.  The decreases in average depletion rates primarily related to the Cobalt Project as a result of an increase in estimated reserve balances.

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

	Three months ended September 30,		Nine months ended September 30,
Project	2010	2009	2010	2009
	(in thousands)

Dakota Project	$-	$-	$3,464	$-
Targa Project	-	-	1,138	-
Neptune Project	(1)	-	(33)	10,330
Eagle Project	-	1,388	(65)	1,388
Other wells	17	40	(40)	321
	$16	$1,428	$4,464	$12,039

Management Fees to Affiliate.    Management fees for the three months ended September 30, 2010 and 2009 were $0.4 million and $0.5 million, respectively. Management fees for the nine months ended September 30, 2010 and 2009 were $1.4 million and $1.6 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)

Lease operating expense	$102	$35	$137	$46
Geological costs	8	2	120	2
Accretion expense	3	1	11	2
	$113	$38	$268	$50

Lease operating expense relates to the Fund’s producing properties as outlined above in “Overview”.  Average production costs for the three and nine months ended September 30, 2010 were $0.39 per mcfe and $0.37 per mcfe, respectively, and $0.45 per mcfe and $0.38 per mcfe for the three and nine months ended September 30, 2009, respectively.  Geological costs primarily related to the Raven, Targa, Marmalard and Diller projects.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)

Insurance expense	$243	$108	$332	$444
Accounting fees	37	42	124	113
Trust fees and other	13	22	43	72
	$293	$172	$499	$629

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

Gain on Sale of Oil and Gas Property.  During the nine months ended September 30, 2010 the Fund recorded a gain on sale of property of $1.0 million, related to the Ajax Project.  There were no such amounts recorded during the three months ended September 30, 2010 and the three and nine months ended September 30, 2009.  See “Business Update” above for additional information regarding the sale.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three and nine months ended September 30, 2010 was $15 thousand and $39 thousand, respectively, a decrease of $15 thousand and $0.2 million, respectively, from the three and nine months ended September 30, 2009.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the nine months ended September 30, 2010 were $0.6 million, primarily related to management fees of $1.4 million, general and administrative expenses of $0.5 million, payments for control of well insurance of $0.3 million and operating expenses of $0.1 million, partially offset by revenue received of $1.7 million.

Cash flows used in operating activities for the nine months ended September 30, 2009 were $1.6 million, primarily related to payments for management fees of $1.6 million, general and administrative expenses of $0.6 million and operating expenses of $0.1 million partially offset by revenues received of $0.4 million and favorable working capital of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2010 were $4.5 million, primarily related to investments in U.S. Treasury securities of $25.0 million and capital expenditures for oil and gas properties of $6.3 million, inclusive of advances, partially offset by the maturity of investments in U.S. Treasury securities of $25.0 million and proceeds from the sale of the Ajax Project totaling $1.8 million.

Cash flows provided by investing activities for the nine months ended September 30, 2009 were $2.8 million, primarily related to the maturity of investments in U.S. Treasury securities of $50.2 million, partially offset by investments in U.S. Treasury securities of $33.0 million and capital expenditures for oil and gas properties of $14.4 million, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2010 were $2.2 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2009 were $0.2 million, related to manager and shareholder distributions totaling $0.2 million and syndication costs paid totaling $12 thousand.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $18.4 million related to its investment properties, of which $11.5 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Y FUND, LLC
Dated:	October 26, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 26, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)