Form 10-Q
period 2011-06-30
RIDGEWOOD ENERGY Y FUND LLC
filed 2011-07-26
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

As of July 26, 2011 the Fund had 492.3709 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$6,523	$3,174
Short-term investments in marketable securities	15,010	22,008
Production receivable	845	1,119
Other current assets	285	137
Total current assets	22,663	26,438
Salvage fund	1,097	1,084
Oil and gas properties:
Advances to operators for working interests and expenditures	37	271
Unproved properties	10,785	9,826
Proved properties	17,925	16,179
Less: accumulated depletion and amortization	(5,172)	(2,781)
Total oil and gas properties	23,575	23,495
Total assets	$47,335	$51,017

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,297	$2,715
Accrued expenses	93	125
Total current liabilities	1,390	2,840
Asset retirement obligations	534	468
Total liabilities	1,924	3,308

Commitments and contingencies (Note 9)

Members' capital:
Manager:
Distributions	(832)	(333)
Accumulated deficit	(89)	(588)
Manager's total	(921)	(921)

Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(6,351)	(3,529)
Accumulated deficit	(33,467)	(33,991)
Shareholders' total	46,332	48,630
Total members' capital	45,411	47,709
Total liabilities and members' capital	$47,335	$51,017

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$2,396	$614	$4,916	$657

Expenses
Depletion and amortization	1,297	308	2,391	330
Dry-hole costs	(12)	4,445	28	4,448
Management fees to affiliate (Note 7)	437	490	875	981
Operating expenses	205	28	366	155
General and administrative expenses	169	82	198	206
Total expenses	2,096	5,353	3,858	6,120
(Loss) gain on sale of oil and gas properties	(25)	1,029	(25)	1,029
Income (loss) from operations	275	(3,710)	1,033	(4,434)
Other (loss) income	(24)	14	(10)	24
Net income (loss)	$251	$(3,696)	$1,023	$(4,410)

Manager Interest
Net income (loss)	$224	$(31)	$499	$(119)

Shareholder Interest
Net income (loss)	$27	$(3,665)	$524	$(4,291)
Net income (loss) per share	$55	$(7,444)	$1,064	$(8,715)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$1,023	$(4,410)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion and amortization	2,391	330
Dry-hole costs	28	4,448
Loss (gain) on sale of oil and gas properties	25	(1,029)
Derivative instrument loss	38	-
Changes in assets and liabilities:
Decrease (increase) in production receivable	274	(322)
(Increase) decrease in other current assets	(127)	12
Increase (decrease) in due to operators	42	(19)
Decrease in accrued expenses	(32)	(307)
Net cash provided by (used in) operating activities	3,662	(1,297)

Cash flows from investing activities
Payments to operators for working interests
and expenditures	(37)	(65)
Capital expenditures for oil and gas properties	(3,955)	(4,094)
Proceeds from sale of oil and gas properties	-	1,813
Investments in marketable securities	(15,000)	(10,001)
Proceeds from maturity of investments	22,013	20,006
Interest reinvested in salvage fund	(13)	(13)
Net cash provided by investing activities	3,008	7,646

Cash flows from financing activities
Distributions	(3,321)	-
Net cash used in financing activities	(3,321)	-
Net increase in cash and cash equivalents	3,349	6,349

Cash and cash equivalents, beginning of period	3,174	13,965
Cash and cash equivalents, end of period	$6,523	$20,314

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties and dry-hole costs	$271	$2,907

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 7 and 9.

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

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  On an ongoing basis, the Manager reviews its estimates, including those related to the fair value of financial instruments, property balances, determination of proved reserves, impairments and asset retirement obligations.  Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2011, the Fund’s bank balances exceeded federally insured limits by $5.0 million, principally all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At June 30, 2011, the Fund had short-term, held-to-maturity investments of $15.0 million, which matured in July 2011.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, of $1.0 million, which mature in August 2013.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $1.1 million and $2.6 million, respectively, related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivative instruments are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as other income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  See Note 4.  “Derivative Instruments,” for more information.

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

3.  Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective beginning January 1, 2010.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund’s financial statements for the year ending December 31, 2011. The adoption of the guidance is not expected to have a material impact.

4.  Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 8. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets”.  The derivative contracts relating to oil pricing are settled based upon reported prices on ICE.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other (loss) income.”  Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At June 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil that are not designated for hedge accounting as detailed in the following table.
Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
July 1, 2011 - April 30, 2012	Put Options	11,540	$105.00	$51
July 1, 2011 - April 30, 2012	Put Options	5,527	$112.00	$37
July 1, 2011 - April 30, 2012	Put Options	5,527	$100.00	$18

For the three and six months ended June 30, 2011, the Fund’s derivative instrument income consisted of realized losses of $27 thousand and unrealized losses of $11 thousand, respectively.  There was no derivative instrument income for the three and six months ended June 30, 2010.

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2011, the Fund had one unproved property, the Alpha Project, with capitalized exploratory well costs in excess of one year.  The Fund is currently undergoing completion efforts for the Alpha Project and production is expected to commence fourth quarter 2011.

During June 2010, the Fund sold its interest in the Ajax Project to KNOC USA Corporation and Samsung Oil & Gas USA Corp., for net proceeds of $1.8 million in cash and estimated overriding royalty interest amounts, which resulted in a gain of $1.0 million.  At the time of the sale, the carrying value for the Ajax Project was $0.8 million, which reflects a prior year impairment charge of $2.9 million. During the three and six months ended June 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $25 thousand as a result of additional asset retirement obligations related to the Ajax Project.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Project	2011	2010	2011	2010
	(in thousands)

Dakota Project	$(8)	$3,464	$66	$3,464
Targa Project	-	1,138	-	1,138
Neptune Project	(4)	(18)	(4)	(32)
Other wells	-	(139)	(34)	(122)
	$(12)	$4,445	$28	$4,448

6.  Distributions

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

7.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended June 30, 2011 and 2010 were $0.4 million and $0.5 million, respectively. Management fees for the six months ended June 30, 2011 and 2010 were $0.9 million and $1.0 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three and six months ended June 30, 2011 were $0.2 million and $0.5 million, respectively. There were no distributions paid to the Manager during the three and six months ended June 30, 2010.

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

8.  Fair Value Measurements

At June 30, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At June 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $15.4 million related to its investment properties, of which $10.3 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

Lease Expirations
On April 25, 2011, the Fund received notification from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOE”) that its extension request for the Diller Project lease, which was scheduled to expire on May 31, 2011, had been approved, extending such lease through October 31, 2011.  Additionally, in May 2011, the BOE issued a one-year extension for all leases that had been set to expire prior to December 15, 2011.  Accordingly, the Diller and Marmalard leases have been extended through May 31, 2012.

10.   Subsequent Events

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on March 25, 2008 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development shallow water or deepwater oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement").

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

		Total spent
	Working	through	Total Fund
Lease Block	Interest	June 30, 2011	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$1,128	$3,482	Drilling commenced in March 2010 and was suspended due to the moratorium. Awaiting issuance of drilling permit, which is currently expected in third quarter 2011.
Diller Project	0.75%	$160	$4,705	Acquired interest in May 2010. Drilling date to be determined. See further discussion below.
Marmalard Project	0.75%	$185	$3,506	Acquired interest in May 2010. Drilling date to be determined. See further discussion below.
Alpha Project	7.5%	$9,312	$14,268	Completion efforts are ongoing. Production expected to commence in fourth quarter 2011.
Producing Properties
Raven Project well #2	6.25%	$1,118	$1,145	Production commenced July 2011.
Carrera Project	3.0%	$4,563	$4,563	Production commenced June 2011.
Raven Project well #1	6.25%	$1,623	$1,654
Production commenced September 2010.  Well was shut-in for one month, resuming production in June 2011.  Recompletion efforts to access behind the pipe reserves are planned for 2014 at an estimated cost of $31 thousand.

Liberty Project	3.0%	$4,514	$4,514	Production commenced July 2010.
Cobalt Project	12.0%	$5,679	$5,845	Production commenced in 2009. Recompletion efforts planned at an estimated cost of $0.2 million.

On April 25, 2011, the Fund received notification from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOE”) that its extension request for the Diller Project lease, which was scheduled to expire on May 31, 2011, had been approved, extending such lease through October 31, 2011.  Additionally, in May 2011, the BOE issued a one-year extension for all leases that had been set to expire prior to December 15, 2011. Accordingly, the Diller and Marmalard leases have been extended through May 31, 2012.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2011 and 2010 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$2,396	$614	$4,916	$657

Expenses
Depletion and amortization	1,297	308	2,391	330
Dry-hole costs	(12)	4,445	28	4,448
Management fees to affiliate	437	490	875	981
Operating expenses	205	28	366	155
General and administrative expenses	169	82	198	206
Total expenses	2,096	5,353	3,858	6,120
(Loss) gain on sale of oil and gas properties	(25)	1,029	(25)	1,029
Income (loss) from operations	275	(3,710)	1,033	(4,434)
Other (loss) income	(24)	14	(10)	24
Net income (loss)	$251	$(3,696)	$1,023	$(4,410)

Overview.   During the six months ended June 30, 2011, the Fund had four wells that produced for a total of 525 days, compared to one well that produced for a total of 163 days during the six months ended June 30, 2010.  The increase in total production days resulted from the onset of production for the Liberty, Raven and Carrera projects, which commenced in July 2010, September 2010 and June 2011, respectively.  During the six months ended June 30, 2011, the Fund's wells’ production rate averaged 1,110 mcfe/producing day, compared to 681 mcfe/producing day during the six months ended June 30, 2010.  The increase was related to the onset of production for the Liberty, Raven and Carrera projects.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended June 30, 2011 was $2.4 million, a $1.8 million increase from the three months ended June 30, 2010.  The increase is attributable to the impact of the change in average prices totaling $1.0 million coupled with increased sales volume totaling $0.8 million.

Oil sales volumes were 14 thousand barrels and 3 thousand barrels for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $112 per barrel during the three months ended June 30, 2011 compared to $77 per barrel during the three months ended June 30, 2010.

Gas sales volumes were 142 thousand mcf and 85 thousand mcf for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.47 per mcf during the three months ended June 30, 2011 compared to $4.55 per mcf during the three months ended June 30, 2010.

Oil and gas revenue for the six months ended June 30, 2011 was $4.9 million, a $4.3 million increase from the six months ended June 30, 2010.  The increase is attributable to increased sales volume totaling $2.7 million coupled with the impact of the change in average prices totaling $1.6 million.

Oil sales volumes were 29 thousand barrels and 3 thousand barrels for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $105 per barrel during the six months ended June 30, 2011 compared to $77 per barrel during the six months ended June 30, 2010.

Gas sales volumes were 370 thousand mcf and 91 thousand mcf for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.33 per mcf during the six months ended June 30, 2011 compared to $4.61 per mcf during the six months ended June 30, 2010.

The increases in sales volumes were primarily related to the timing of the onset of production for the Fund’s producing wells, as discussed in “Overview” above.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2011 was $1.3 million and $2.4 million, respectively, an increase of $1.0 million and $2.1 million from the three and six months ended June 30, 2010, respectively.  The increase in the three month period resulted from an increase in average depletion rates totaling $0.6 million, coupled with an increase in production volumes totaling $0.4 million.  The increase in the six month period resulted from an increase in production volumes totaling $1.4 million, coupled with an increase in average depletion rates totaling $0.7 million.  The increases in average depletion rates were primarily the result of the composite of productive wells.

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

	Three months ended June 30,		Six months ended June 30,
Project	2011	2010	2011	2010
	(in thousands)

Dakota Project	$(8)	$3,464	$66	$3,464
Targa Project	-	1,138	-	1,138
Neptune Project	(4)	(18)	(4)	(32)
Other wells	-	(139)	(34)	(122)
	$(12)	$4,445	$28	$4,448

Management Fees to Affiliate.   Management fees for the three months ended June 30, 2011 and 2010 were $0.4 million and $0.5 million, respectively.  Management fees for the six months ended June 30, 2011 and 2010 were $0.9 million and $1.0 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$174	$17	$329	$35
Geological costs and other	31	11	37	120
	$205	$28	$366	$155

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.72 per mcfe and $0.57 per mcfe during the three and six months ended June 30, 2011, respectively, compared to $0.16 per mcfe and $0.32 per mcfe during the three and six months ended June 30, 2010, respectively.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Accounting fees	$63	$50	$101	$87
Insurance expense	95	16	74	89
Trust fees and other	11	16	23	30
	$169	$82	$198	$206

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling and directors’ and officers’ liability insurance.   Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

(Loss) Gain on Sale of Oil and Gas Properties.  During the three and six months ended June 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $25 thousand as a result of additional asset retirement obligations related to the Ajax Project, which the Fund sold in June 2010. During the three and six months ended June 30, 2010 the Fund recorded a gain on sale of oil and gas properties of $1.0 million, related to the Ajax Project.  See Note 5 of Notes to Unaudited Condensed Financial Statements – “Oil and Gas Properties” in Item 1. “Financial Statements” contained in this Quarterly Report for additional information regarding the sale.

Other (Loss) Income.  Other (loss) income for the three and six months ended June 30, 2011 and 2010 is detailed in the following table.
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$14	$14	$28	$24
Realized losses on derivative instruments	(27)	-	(27)	-
Unrealized losses on derivative instruments	(11)	-	(11)	-
	$(24)	$14	$(10)	$24

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2011 were $3.7 million, primarily related to revenue received of $5.2 million, partially offset by management fees of $0.9 million, operating expenses paid of $0.3 million, general and administrative expenses paid of $0.2 million and derivative purchases of $0.1 million.

Cash flows used in operating activities for the six months ended June 30, 2010 were $1.3 million, primarily related to management fees of $1.0 million, payments for control of well insurance of $0.3 million, general and administrative expenses of $0.2 million and operating expenses of $0.2 million, partially offset by revenue received of $0.3 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2011 were $3.0 million, primarily related to the proceeds from the maturity of investments in U.S. Treasury securities of $22.0 million, partially offset by investments in U.S. Treasury securities of $15.0 million and capital expenditures for oil and gas properties of $4.0 million, inclusive of advances.

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

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2011 were $3.3 million, related to manager and shareholder distributions.

There were no cash flows related to financing activities for the six months ended June 30, 2010.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $15.4 million related to its investment properties, of which $10.3 million is expected to be spent during the next twelve months.

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

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

3.2	Amended Limited Liability Company Agreement between Ridgewood Energy Corporation and Investors of Ridgewood Energy Y Fund, LLC dated April 13, 2011	Incorporated by reference to the Fund’s Form 10Q filed on April 28, 2011

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund.
Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY Y FUND, LLC
Dated:	July 26, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 26, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)