Form 10-Q
period 2011-09-30
RIDGEWOOD ENERGY Y FUND LLC
filed 2011-11-01
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of November 1, 2011 the Fund had 492.3709 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$11,698	$3,174
Short-term investments in marketable securities	10,000	22,008
Production receivable	1,362	1,119
Other current assets	470	137
Total current assets	23,530	26,438
Salvage fund	1,103	1,084
Oil and gas properties:
Advances to operators for working interests and expenditures	2	271
Unproved properties	11,270	9,826
Proved properties	18,164	16,179
Less: accumulated depletion and amortization	(7,268)	(2,781)
Total oil and gas properties	22,168	23,495
Total assets	$46,801	$51,017

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,734	$2,715
Accrued expenses	28	125
Total current liabilities	1,762	2,840
Asset retirement obligations	534	468
Total liabilities	2,296	3,308

Commitments and contingencies (Note 6)

Members' capital:
Manager:
Distributions	(1,066)	(333)
Retained earnings (accumulated deficit)	302	(588)
Manager's total	(764)	(921)

Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(7,680)	(3,529)
Accumulated deficit	(33,201)	(33,991)
Shareholders' total	45,269	48,630
Total members' capital	44,505	47,709
Total liabilities and members' capital	$46,801	$51,017

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$3,454	$1,762	$8,370	$2,419

Expenses
Depletion and amortization	2,096	805	4,487	1,135
Dry-hole costs	(9)	16	19	4,464
Management fees to affiliate (Note 4)	438	448	1,313	1,429
Operating expenses	302	113	668	268
General and administrative expenses	51	293	249	499
Total expenses	2,878	1,675	6,736	7,795
(Loss) gain on sale of oil and gas properties	-	-	(25)	1,029
Income (loss) from operations	576	87	1,609	(4,347)
Other income	81	15	71	39
Net income (loss)	$657	$102	$1,680	$(4,308)

Manager Interest
Net income	$391	$131	$890	$12

Shareholder Interest
Net income (loss)	$266	$(29)	$790	$(4,320)
Net income (loss) per share	$540	$(59)	$1,604	$(8,774)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$1,680	$(4,308)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion and amortization	4,487	1,135
Dry-hole costs	19	4,464
Loss (gain) on sale of oil and gas properties	25	(1,029)
Derivative instrument income	(35)	-
Derivative instrument settlements	2	-
Changes in assets and liabilities:
Increase in production receivable	(243)	(682)
Increase in other current assets	(248)	(42)
Increase in due to operators	140	196
Decrease in accrued expenses	(97)	(326)
Net cash provided by (used in) operating activities	5,730	(592)

Cash flows from investing activities
Payments to operators for working interests
and expenditures	(2)	(462)
Capital expenditures for oil and gas properties	(4,325)	(5,792)
Proceeds from sale of oil and gas properties	-	1,813
Investments in marketable securities	(24,999)	(25,001)
Proceeds from maturity of investments	37,023	25,008
Interest reinvested in salvage fund	(19)	(19)
Net cash provided by (used in) investing activities	7,678	(4,453)

Cash flows from financing activities
Distributions	(4,884)	(2,214)
Net cash used in financing activities	(4,884)	(2,214)
Net increase (decrease) in cash and cash equivalents	8,524	(7,259)

Cash and cash equivalents, beginning of period	3,174	13,965
Cash and cash equivalents, end of period	$11,698	$6,706

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties and dry-hole costs	$271	$2,907

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization
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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 4 and 6.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2011, the Fund’s bank balances exceeded federally insured limits by $5.1 million, principally all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At September 30, 2011, the Fund had short-term, held-to-maturity investments of $10.0 million, which mature in April 2012.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, of $1.0 million, which mature in August 2013.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $1.5 million and $2.6 million, respectively, related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivative instruments are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as other income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  See Note 2.  “Derivative Instruments,” for more information.

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

Distributions
Distributions to shareholders are allocated in proportion to the number of shares held. Certain shares have early investment incentive and advance distribution rights, as defined in the LLC Agreement, which range from approximately $3 thousand to $16 thousand per share.  The Fund commenced advance distributions and distributions to early investors in August 2009.  The Fund commenced distributions to all investors in September 2011.

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

Recent Accounting Pronouncements
The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.  Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 5. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets”.  The derivative contracts relating to oil pricing are settled based upon reported prices on ICE.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other income.”  Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At September 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil that are not designated for hedge accounting as detailed in the following table.
Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
October 1, 2011 - April 30, 2012	Put Options	7,578	$105.00	$87
October 1, 2011 - April 30, 2012	Put Options	3,615	$112.00	$58
October 1, 2011 - April 30, 2012	Put Options	3,615	$100.00	$32

For the three months ended September 30, 2011, the Fund’s derivative instrument income consisted of realized losses of $38 thousand and unrealized gains of $0.1 million, respectively.  For the nine months ended September 30, 2011, the Fund’s derivative instrument income consisted of realized losses of $65 thousand and unrealized gains of $0.1 million, respectively.  There was no derivative instrument income for the three and nine months ended September 30, 2010.

3.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2011, the Fund had one unproved property, the Alpha Project, with capitalized exploratory well costs in excess of one year.  The Fund is currently undergoing completion efforts for the Alpha Project and production is expected to commence during the first quarter 2012.

During June 2010, the Fund sold its interest in the Ajax Project to KNOC USA Corporation and Samsung Oil & Gas USA Corp., for net proceeds of $1.8 million in cash and estimated overriding royalty interest amounts, which resulted in a gain of $1.0 million.  At the time of the sale, the carrying value for the Ajax Project was $0.8 million, which reflected a prior year impairment charge of $2.9 million. During the nine months ended September 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $25 thousand as a result of additional asset retirement obligations related to the Ajax Project.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Project	2011	2010	2011	2010
	(in thousands)
Dakota Project	$-	$-	$66	$3,464
Targa Project	-	-	-	1,138
Other wells	(9)	16	(47)	(138)
	$(9)	$16	$19	$4,464

4.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended September 30, 2011 and 2010 were $0.4 million. Management fees for the nine months ended September 30, 2011 and 2010 were $1.3 million and $1.4 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended September 30, 2011 and 2010 were $0.2 million and $0.1 million, respectively. Distributions paid to the Manager for the nine months ended September 30, 2011 and 2010 were $0.7 million and $0.1 million, respectively.

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

5.  Fair Value Measurements

At September 30, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $13.8 million related to its investment properties, of which $8.3 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

7.   Subsequent Events

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

Revenues are subject to market pricing for oil and natural gas, which has been volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse effect on the Fund’s future profitability.

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.

		Total spent
	Working	through	Total Fund
Lease Block	Interest	September 30, 2011	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$1,129	$3,474	Drilling commenced in March 2010 and was suspended due to the moratorium. Permit to resume drilling was obtained in August 2011. Drilling expected to resume in fourth quarter 2011.
Diller Project	0.75%	$160	$2,990	Acquired interest in May 2010. Drilling date expected in fourth quarter 2011, pending permit approval. See further discussion below.
Marmalard Project	0.75%	$187	$4,112	Acquired interest in May 2010. Drilling date to be determined. See further discussion below.
Alpha Project	7.5%	$9,794	$14,268	Completion efforts are ongoing. Production expected to commence in first quarter 2012.
Producing Properties
Raven Project well #2	6.25%	$1,175	$1,175	Production commenced July 2011.
Carrera Project	3.0%	$4,717	$4,732	Production commenced June 2011. Separator upgrade planned for fourth quarter 2011 at an estimated cost of $15 thousand.
Raven Project well #1	6.25%	$1,613	$1,644
Production commenced September 2010.  Well was shut-in for one month, resuming production in June 2011.  Recompletion efforts to access behind the pipe reserves are planned for 2014 at an estimated cost of $31 thousand.

Liberty Project	3.0%	$4,518	$4,518	Production commenced July 2010.
Cobalt Project	12.0%	$5,679	$5,835
Production commenced in 2009. Maintenance work completed in July 2011 at a cost of $12 thousand, which increased well's production rates. Ongoing recompletion efforts planned at an estimated cost of $0.2 million.

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

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2011 and 2010 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$3,454	$1,762	$8,370	$2,419

Expenses
Depletion and amortization	2,096	805	4,487	1,135
Dry-hole costs	(9)	16	19	4,464
Management fees to affiliate	438	448	1,313	1,429
Operating expenses	302	113	668	268
General and administrative expenses	51	293	249	499
Total expenses	2,878	1,675	6,736	7,795
(Loss) gain on sale of oil and gas properties	-	-	(25)	1,029
Income (loss) from operations	576	87	1,609	(4,347)
Other income	81	15	71	39
Net income (loss)	$657	$102	$1,680	$(4,308)

Overview.   The following table provides information related to the Fund’s oil and gas production during the three and nine months ended September 30, 2011 and 2010.
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Number of wells producing	5	3	5	3
Total number of production days	444	188	969	351
Average mcfe per production day	872	1,433	1,003	1,084

The increases in production days were related to the onset of production for the Liberty, Raven well #1, Carrera, and Raven well #2 projects, which commenced in July 2010, September 2010, June 2011 and July 2011, respectively.  The decreases in average mcfe per production day were primarily the result of the composite of the Fund’s productive wells.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended September 30, 2011 was $3.5 million, a $1.7 million increase from the three months ended September 30, 2010.  The increase is attributable to increased sales volume totaling $0.9 million, coupled with the impact of the change in average prices totaling $0.7 million.

Oil and gas revenue for the nine months ended September 30, 2011 was $8.4 million, a $6.0 million increase from the nine months ended September 30, 2010.  The increase is attributable to increased sales volume totaling $4.2 million, coupled with the impact of the change in average prices totaling $1.7 million.

The following table provides information related to the Fund’s oil and gas revenue during the three and nine months ended September 30, 2011 and 2010.
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Oil sales in thousands of barrels	22	13	51	16
Average oil price per barrel	$104	$75	$104	$75
Gas sales in thousands of mcfs	231	155	600	244
Average gas price per mcf	$4.24	$4.37	$4.27	$4.44

The increases in sales volumes were primarily related to the timing of the onset of production for the Fund’s producing wells, as discussed in “Overview” above.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2011 was $2.1 million and $4.5 million, respectively, an increase of $1.3 million and $3.4 million from the three and nine months ended September 30, 2010, respectively.  The increase in the three month period resulted from an increase in average depletion rates totaling $0.9 million, coupled with an increase in production volumes totaling $0.4 million.  The increase in the nine month period resulted from an increase in production volumes totaling $1.9 million, coupled with an increase in average depletion rates totaling $1.5 million.  The increases in average depletion rates were primarily the result of higher cost reserve additions.

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

	Three months ended September 30,		Nine months ended September 30,
Project	2011	2010	2011	2010
	(in thousands)
Dakota Project	$-	$-	$66	$3,464
Targa Project	-	-	-	1,138
Other wells	(9)	16	(47)	(138)
	$(9)	$16	$19	$4,464

Management Fees to Affiliate.   Management fees for each of the three months ended September 30, 2011 and 2010 were $0.4 million.  Management fees for the nine months ended September 30, 2011 and 2010 were $1.3 million and $1.4 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$276	$102	$605	$137
Geological costs and other	2	11	32	131
Workover expenses	24	-	31	-
	$302	$113	$668	$268

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.71 per mcfe and $0.62 per mcfe during the three and nine months ended September 30, 2011, respectively, compared to $0.39 per mcfe and $0.37 per mcfe during the three and nine months ended September 30, 2010, respectively.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.  Workover expenses during the three and nine months ended September 30, 2011 related to the Raven and Cobalt projects, which required well maintenance.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Insurance expense	$39	$243	$113	$332
Accounting fees	4	37	105	124
Trust fees and other	8	13	31	43
	$51	$293	$249	$499

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

(Loss) Gain on Sale of Oil and Gas Properties.  During the nine months ended September 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $25 thousand as a result of additional asset retirement obligations related to the Ajax Project, which the Fund sold in June 2010. During the nine months ended September 30, 2010 the Fund recorded a gain on sale of oil and gas properties of $1.0 million, related to the Ajax Project. There were no such amounts recorded during the three months ended September 30, 2011 and 2010.  See Note 3 of Notes to Unaudited Condensed Financial Statements – “Oil and Gas Properties” in Item 1. “Financial Statements” contained in this Quarterly Report for additional information regarding the sale.

Other Income.  Other income for the three and nine months ended September 30, 2011 and 2010 is detailed in the following table.
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$8	$15	$36	$39
Realized losses on derivative instruments	(38)	-	(65)	-
Unrealized gains on derivative instruments	111	-	100	-
	$81	$15	$71	$39

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2011 were $5.7 million, primarily related to revenue received of $8.1 million, partially offset by management fees of $1.3 million, operating expenses paid of $0.5 million, general and administrative expenses paid of $0.4 million and derivative purchases of $0.1 million.

Cash flows used in operating activities for the nine months ended September 30, 2010 were $0.6 million, primarily related to management fees of $1.4 million, general and administrative expenses of $0.5 million, payments for control of well insurance of $0.3 million and operating expenses of $0.1 million, partially offset by revenue received of $1.7 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2011 were $7.7 million, primarily related to the proceeds from the maturity of investments in U.S. Treasury securities of $37.0 million, partially offset by investments in U.S. Treasury securities of $25.0 million and capital expenditures for oil and gas properties of $4.3 million, inclusive of advances.

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

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2011 were $4.9 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2010 were $2.2 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $13.8 million related to its investment properties, of which $8.3 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 1 of Notes to Unaudited Condensed Financial Statements – “Organization and Summary of Significant Accounting Policies” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY Y FUND, LLC
Dated:	November 1, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 1, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)