Form 10-Q
period 2012-09-30
RIDGEWOOD ENERGY Y FUND LLC
filed 2012-11-08
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of November 8, 2012 the Fund had 492.3709 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$16,188	$9,976
Short-term investments in marketable securities	-	10,002
Production receivable	1,506	1,325
Other current assets	191	188
Total current assets	17,885	21,491
Salvage fund	1,129	1,110

Oil and gas properties:
Advances to operators for working interests and expenditures	-	235
Unproved properties	4,563	15,108
Proved properties	31,723	18,345
Equipment and facilities - in progress	175	-
Less: accumulated depletion, depreciation and amortization	(22,222)	(8,452)
Total oil and gas properties, net	14,239	25,236
Total assets	$33,253	$47,837

Liabilities And Members' Capital
Current liabilities:
Due to operators	$1,146	$3,121
Accrued expenses	35	36
Total current liabilities	1,181	3,157
Asset retirement obligations	1,087	1,137
Total liabilities	2,268	4,294

Commitments and contingencies (Note 6)

Members' capital:
Manager:
Distributions	(2,543)	(1,408)
Retained earnings	1,864	664
Manager's total	(679)	(744)

Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(16,050)	(9,616)
Accumulated deficit	(38,436)	(32,247)
Shareholders' total	31,664	44,287
Total members' capital	30,985	43,543
Total liabilities and members' capital	$33,253	$47,837

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$4,028	$3,454	$11,617	$8,370

Expenses
Depletion, depreciation and amortization	2,142	2,096	7,542	4,487
Dry-hole costs	5	(9)	58	19
Impairment of oil and gas properties	-	-	6,228	-
Management fees to affiliate (Note 4)	437	438	1,312	1,313
Operating expenses	442	302	1,269	668
General and administrative expenses	82	51	227	249
Total expenses	3,108	2,878	16,636	6,736
Gain (loss) on sale of oil and gas properties	50	-	50	(25)
Income (loss) from operations	970	576	(4,969)	1,609
Other income (loss)	8	81	(20)	71
Net income (loss)	$978	$657	$(4,989)	$1,680

Manager Interest
Net income	$441	$391	$1,200	$890

Shareholder Interest
Net income (loss)	$537	$266	$(6,189)	$790
Net income (loss) per share	$1,089	$540	$(12,571)	$1,604

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities
Net (loss) income	$(4,989)	$1,680
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion, depreciation and amortization	7,542	4,487
Dry-hole costs	58	19
Impairment of oil and gas properties	6,228	-
(Gain) loss on sale of oil and gas properties	(50)	25
Derivative instrument loss (income)	43	(35)
Derivative instrument settlements	4	2
Changes in assets and liabilities:
Increase in production receivable	(181)	(243)
Increase in other current assets	(54)	(248)
Increase in due to operators	262	140
Decrease in accrued expenses	(1)	(97)
Net cash provided by operating activities	8,862	5,730

Cash flows from investing activities
Payments to operators for working interests
and expenditures	-	(2)
Capital expenditures for oil and gas properties	(5,068)	(4,325)
Investments in marketable securities	(7,500)	(24,999)
Proceeds from maturity of investments	17,506	37,023
Interest reinvested in salvage fund	(19)	(19)
Net cash provided by investing activities	4,919	7,678

Cash flows from financing activities
Distributions	(7,569)	(4,884)
Net cash used in financing activities	(7,569)	(4,884)
Net increase in cash and cash equivalents	6,212	8,524

Cash and cash equivalents, beginning of period	9,976	3,174
Cash and cash equivalents, end of period	$16,188	$11,698

Supplemental schedule of non-cash operating activities
Adjustments to asset retirement obligations	$50	$25
Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties and proved properties	$235	$271

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2012, the Fund’s bank balances exceeded federally insured limits by $13.2 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

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

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in August 2013.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Costs of developing production facilities and pipelines that service multiple oil and gas properties are segregated as “Equipment and facilities - in progress.”  Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs. Annual lease rentals and exploration expenses are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion, depreciation and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized.

At September 30, 2012 and December 31, 2011, amounts recorded in due to operators totaling $0.6 million and $2.9 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2012 and the year ended December 31, 2011. See additional information regarding the liabilities settled/conveyed in Note 3. “Oil and Gas Properties.”

	September 30, 2012	December 31, 2011
	(in thousands)

Balance - Beginning of period	$1,137	$468
Liabilities incurred	-	461
Liabilities settled/relieved	(50)	-
Accretion expense	-	14
Revisions in estimated cash flows	-	194
Balance - End of period	$1,087	$1,137

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

During the nine months ended September 30, 2012, the Fund recorded an impairment to oil and gas properties of  $6.2 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates. Prior to such write-down, the well had a carrying value of $11.4 million. The fair value of the impaired well at the time of the impairment was $5.1 million, which was determined based on level 3 inputs and include projected income from reserves utilizing forward price curves, net of anticipated costs, discounted. There were no impairments to oil and gas properties for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2011.

Depletion, Depreciation and Amortization
Depletion, depreciation and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs. In certain circumstances, equipment and facilities costs are depreciated over the estimated useful life of the asset.

Income Taxes
No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry-hole costs, trust fees, depletion, depreciation and amortization, which are allocated 99% to shareholders and 1% to the Manager.

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

At September 30, 2012, the Fund had no outstanding derivative contracts with respect to its future production. For the three and nine months ended September 30, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Realized losses on derivative instruments	$-	$(38)	$(43)	$(65)
Unrealized gains on derivative instruments	-	111	-	100
	$-	$73	$(43)	$35

3.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At September 30, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

During the three and nine months ended September 30, 2012, the Fund recorded a gain on sale of oil and gas properties of $50 thousand as a result of the relief of its asset retirement obligations related to the Ajax Project.  During the nine months ended September 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $25 thousand as a result of additional estimated costs related to asset retirement obligations related to the Ajax Project.  During the three months ended September 30, 2011, there were no such amounts recorded.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended September 30, 2012 and 2011 were $0.4 million.  Management fees for each of the nine months ended September 30, 2012 and 2011 were $1.3 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for the three months ended September 30, 2012 and 2011 were $0.5 million and $0.2 million, respectively. Distributions paid to the Manager for the nine months ended September 30, 2012 and 2011 were $1.1 million and $0.7 million, respectively.

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

5.           Fair Value Measurements

At September 30, 2012 and December 31, 2011, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value. At December 31, 2011, derivative instruments were recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund has several non-producing properties for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $16.9 million related to the development of these projects, which include the Beta, Diller and Marmalard projects. Such projects anticipate the development of up to eight wells, four in the Beta Project and four in the Diller and Marmalard projects, with related pipeline and platform infrastructure.  Such commitments anticipate financing arrangements for the Delta House Project, for which the estimates included above may change upon finalization.  It is also possible that full development of the Beta Project will entail the drilling of additional wells, which are not included in the above estimates.

As of September 30, 2012, the Fund expects to spend an additional $17.1 million related to its investments in oil and gas properties, inclusive of $16.9 million to develop its non-producing properties and equipment and facilities, of which $4.2 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $0.4 million, all of which the Manager currently expects to fund with cash flows from the operations of the Fund’s wells.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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
		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2012	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House	0.58%	$175	$513	Floating production facility to service the Diller and Marmalard wells. Expected to be placed in service in 2015. Financing options currently being evaluated.
Non-producing Properties
Beta Project	2.0%	$2,381	$14,600	Well deemed to be a discovery in February 2012. Expected to commence production in 2015. Currently evaluating options for capital requirements, which include debt financing.
Diller Project	0.88%	$1,234	$3,366	Deemed to be a discovery in March 2012. Expected to commence production in 2015.
Marmalard Project	0.88%	$948	$3,133	Deemed to be a discovery in May 2012. Expected to commence production in 2015.
Producing Properties
Alpha Project	7.5%	$13,206	$13,206	Production commenced in April 2012.
Carrera Project	3.0%	$4,547	$4,547	Production commenced June 2011. Separator upgrade completed in third quarter 2012 at cost of $25 thousand.
Cobalt Project	12.0%	$5,683	$5,839	Production commenced in 2009. Recompletion is planned for 2013 at a cost of $24 thousand. Additional recompletions are planned at an estimated cost of $0.1 million.
Liberty Project	3.0%	$4,516	$4,516	Production commenced in 2010.
Raven Project well #1	6.25%	$1,632	$1,663	Production commenced 2010. Recompletion is planned for 2014 at an estimated cost of $31 thousand.
Raven Project well #2	6.25%	$1,088	$1,088	Production commenced in July 2011.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$4,028	$3,454	$11,617	$8,370

Expenses
Depletion, depreciation and amortization	2,142	2,096	7,542	4,487
Dry-hole costs	5	(9)	58	19
Impairment of oil and gas properties	-	-	6,228	-
Management fees to affiliate	437	438	1,312	1,313
Operating expenses	442	302	1,269	668
General and administrative expenses	82	51	227	249
Total expenses	3,108	2,878	16,636	6,736
Gain (loss) on sale of oil and gas properties	50	-	50	(25)
Income (loss) from operations	970	576	(4,969)	1,609
Other income (loss)	8	81	(20)	71
Net income (loss)	$978	$657	$(4,989)	$1,680

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Number of wells producing	6	5	6	5
Total number of production days	486	444	1,446	969
Oil sales (in thousands of barrels)	26	22	76	51
Average oil price per barrel	$103	$104	$107	$104
Gas sales (in thousands of mcfs)	337	231	925	600
Average gas price per mcf	$3.04	$4.24	$2.59	$4.27

The increases in number of production days and oil and gas sales volumes were principally attributable to the onset of production of the Carrera, Raven well #2 and Alpha projects in June 2011, July 2011 and April 2012, respectively. The increases in sales volumes were partially offset by natural declines in production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2012 was $4.0 million, a $0.6 million increase from the three months ended September 30, 2011.  The increase is attributable to increased sales volume totaling $1.2 million, partially offset by the impact of the change in average prices totaling $0.6 million.

Oil and gas revenue for the nine months ended September 30, 2012 was $11.6 million, a $3.2 million increase from the nine months ended September 30, 2011.  The increase is attributable to increased sales volume totaling $5.0 million, partially offset by the impact of the change in average prices totaling $1.9 million.

See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended September 30, 2012 was $2.1 million, an increase of $46 thousand from the three months ended September 30, 2011.  The increase resulted from an increase in production volumes totaling $1.0 million, partially offset by a decrease in average depletion rates totaling $0.9 million.  The decrease in average depletion rates was attributable to lower cost reserve estimates for the Carrera and Liberty projects, partially offset by higher cost reserve estimates for the Alpha Project.  Depletion, depreciation and amortization for the nine months ended September 30, 2012 was $7.5 million, an increase of $3.1 million from the nine months ended September 30, 2011.  The increase resulted from an increase in production volumes totaling $2.8 million coupled with an increase in average depletion rates totaling $0.3 million.  The increase in average depletion rates was attributable to the addition of higher cost reserve estimates for the Alpha Project, partially offset by lower cost reserve estimates for the Carrera and Liberty projects.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded dry-hole costs of $5 thousand and $58 thousand during the three and nine months ended September 30, 2012, respectively. The Fund recorded credits to dry hole costs of $9 thousand and dry-hole costs of $19 thousand during the three and nine months ended September 30, 2011, respectively.

Impairment of Oil and Gas Properties.  During the nine months ended September 30, 2012, the Fund recorded an impairment to oil and gas properties of $6.2 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates.  There were no impairments to oil and gas properties during the three months ended September 30, 2012 and 2011, and during the nine months ended September 30, 2011.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2012 and 2011 were $0.4 million.  Management fees for each of the nine months ended September 30, 2012 and 2011 were $1.3 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$422	$276	$1,101	$605
Geological costs	14	2	149	32
Workover expenses	6	24	19	31
	$442	$302	$1,269	$668

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.75 per mcfe and $0.70 per mcfe during the three and nine months ended September 30, 2012, respectively, compared to $0.71 per mcfe and $0.62 per mcfe during the three and nine months ended September 30, 2011, respectively.  Geological costs, which represent costs incurred to obtain seismic data, surveys, and lease rentals, were related to the Fund’s non-producing properties.  Workover expenses, which were related to the Raven project, represent costs to restore or stimulate production of existing reserves.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$35	$4	$109	$105
Insurance expense	41	39	101	113
Other	6	8	17	31
	$82	$51	$227	$249

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Gain (Loss) on Sale of Oil and Gas Properties.  During the three and nine months ended September 30, 2012, the Fund recorded a gain on sale of oil and gas properties of $50 thousand as a result of the relief of asset retirement obligations related to the Ajax Project, which the Fund sold in June 2010.  During the nine months ended September 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $25 thousand as a result of additional asset retirement obligations related to the Ajax Project. During the three months ended September 30, 2011, there were no such amounts recorded.

Other Income (Loss).  Other income (loss) for the three and nine months ended September 30, 2012 and 2011 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$8	$8	$23	$36
Realized losses on derivative instruments	-	(38)	(43)	(65)
Unrealized gains on derivative instruments	-	111	-	100
	$8	$81	$(20)	$71

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2012 were $8.9 million, primarily related to revenue received of $11.4 million, partially offset by management fees of $1.3 million, operating expenses paid of $1.0 million and general and administrative expenses paid of $0.3 million.

Cash flows provided by operating activities for the nine months ended September 30, 2011 were $5.7 million, primarily related to revenue received of $8.1 million, partially offset by management fees of $1.3 million, operating expenses paid of $0.5 million, general and administrative expenses paid of $0.4 million and derivative purchases of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2012 were $4.9 million, primarily related to the proceeds from the maturity of investments in U.S. Treasury securities of $17.5 million, partially offset by investments in U.S. Treasury securities of $7.5 million and capital expenditures for oil and gas properties of $5.1 million

Cash flows provided by investing activities for the nine months ended September 30, 2011 were $7.7 million, primarily related to the proceeds from the maturity of investments in U.S. Treasury securities of $37.0 million, partially offset by investments in U.S. Treasury securities of $25.0 million and capital expenditures for oil and gas properties of $4.3 million, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2012 were $7.6 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2011 were $4.9 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund has several non-producing properties for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $16.9 million related to the development of these projects, which include the Beta, Diller and Marmalard projects. Such projects anticipate the development of up to eight wells, four in the Beta Project and four in the Diller and Marmalard projects, with related pipeline and platform infrastructure.  Such commitments anticipate financing arrangements for the Delta House Project, for which the estimates included above may change upon finalization.  It is also possible that full development of the Beta Project will entail the drilling of additional wells, which are not included in the above estimates.  See “Liquidity Needs” below for additional information.

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

As of September 30, 2012, the Fund expects to spend an additional $17.1 million related to its investments in oil and gas properties, inclusive of $16.9 million to develop its non-producing properties and equipment and facilities, of which $4.2 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $0.4 million, all of which the Manager currently expects to fund with cash flows from the operations of the Fund’s wells.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                     CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Y FUND, LLC
Dated:	November 8, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)