Form 10-Q
period 2013-09-30
RIDGEWOOD ENERGY Y FUND LLC
filed 2013-10-24
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013

  or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐      No ☒

As of October 24, 2013 the Fund had 492.3709 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$14,058	$16,016
Production receivable	529	1,546
Other current assets	215	189
Total current assets	14,802	17,751
Salvage fund	1,216	1,135
Other assets	89	89
Oil and gas properties:
Advances to operators for working interests and expenditures	143	-
Proved properties	38,440	36,658
Equipment and facilities - in progress	199	61
Less: accumulated depletion, depreciation and amortization	(25,942)	(23,461)
Total oil and gas properties, net	12,840	13,258
Total assets	$28,947	$32,233

Liabilities And Members' Capital
Current liabilities:
Due to operators	$670	$775
Accrued expenses	36	42
Total current liabilities	706	817
Asset retirement obligations	1,319	1,254
Total liabilities	2,025	2,071

Commitments and contingencies (Note 5)

Members' capital:
Manager:
Distributions	(3,764)	(2,933)
Retained earnings	3,004	2,309
Manager's total	(760)	(624)

Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(22,973)	(18,262)
Accumulated deficit	(35,495)	(37,102)
Shareholders' total	27,682	30,786
Total members' capital	26,922	30,162
Total liabilities and members' capital	$28,947	$32,233

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue
Oil and gas revenue	$2,060	$4,028	$7,879	$11,617

Expenses
Depletion, depreciation and amortization	700	2,142	2,481	7,542
Impairment of oil and gas properties	-	-	-	6,228
Management fees to affiliate (Note 4)	437	437	1,312	1,312
Operating expenses	480	447	1,553	1,327
General and administrative expenses	68	82	247	227
Total expenses	1,685	3,108	5,593	16,636
Gain on sale of oil and gas properties	-	50	-	50
Income (loss) from operations	375	970	2,286	(4,969)
Other income (loss)	3	8	16	(20)
Net income (loss)	$378	$978	$2,302	$(4,989)

Manager Interest
Net income	$155	$441	$695	$1,200

Shareholder Interest
Net income (loss)	$223	$537	$1,607	$(6,189)
Net income (loss) per share	$453	$1,089	$3,263	$(12,571)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities
Net income (loss)	$2,302	$(4,989)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion, depreciation and amortization	2,481	7,542
Impairment of oil and gas properties	-	6,228
Gain on sale of oil and gas properties	-	(50)
Derivative instrument loss	-	43
Derivative instrument settlements	-	4
Changes in assets and liabilities:
Decrease (increase) in production receivable	1,017	(181)
Increase in other current assets	(60)	(54)
Increase in due to operators	85	262
(Decrease) increase in accrued expenses	(6)	57
Net cash provided by operating activities	5,819	8,862

Cash flows from investing activities
Payments to operators for working interests
and expenditures	(143)	-
Capital expenditures for oil and gas properties	(2,012)	(5,068)
Investments in marketable securities	(7,499)	(7,500)
Proceeds from maturity of investments	7,500	17,506
Investments in salvage fund	(81)	(19)
Net cash (used in) provided by investing activities	(2,235)	4,919

Cash flows from financing activities
Distributions	(5,542)	(7,569)
Net cash used in financing activities	(5,542)	(7,569)
Net (decrease) increase in cash and cash equivalents	(1,958)	6,212

Cash and cash equivalents, beginning of period	16,016	9,976
Cash and cash equivalents, end of period	$14,058	$16,188

Supplemental schedule of non-cash operating activities
Adjustments to asset retirement obligations	$-	$50
Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties	$-	$235

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 4 and 5.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At September 30, 2013, the Fund’s bank balances exceeded federally insured limits by $15.3 million, of which $11.3 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At December 31, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that were classified as held-to-maturity of $1.0 million, which matured in August 2013. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund.   There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2013 and December 31, 2012, amounts recorded in due to operators totaling $0.3 million and $0.5 million, respectively, related to capital expenditures for oil and gas properties.

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

During the nine months ended September 30, 2012, the Fund recorded an impairment of $6.2 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates. The fair value at the date of impairment was $5.1 million.  Such amount was determined based on level 3 inputs, which included projected income from reserves utilizing forward price curves, net of anticipated costs, discounted. There were no impairments to oil and gas properties for the three and nine months ended September 30, 2013 and for the three months ended September 30, 2012.

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

The Fund had no derivative contracts during the three and nine months ended September 30, 2013 and during the three months ended September 30, 2012.  For the nine months ended September 30, 2012, the Fund’s derivative instrument income consisted of realized losses of $43 thousand.

3.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.

During the three and nine months ended September 30, 2012, the Fund recorded a gain on sale of oil and gas properties of $50 thousand as a result of the relief of its asset retirement obligations related to the Ajax Project.  There were no such amounts recorded during the three and nine months ended September 30, 2013.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended September 30, 2013 and 2012 were $0.4 million.  Management fees for each of the nine months ended September 30, 2013 and 2012 were $1.3 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three and nine months ended September 30, 2013 were $0.2 million and $0.8 million, respectively.  Distributions paid to the Manager for the three and nine months ended September 30, 2012 were $0.5 million and $1.1 million, respectively.

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

5.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  Currently, the Fund has several non-producing properties, the Beta, Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production. The Fund currently anticipates such development will include up to nine wells, four in the Beta Project and five in the Diller and Marmalard projects, with related platform and pipeline infrastructure. It is also possible that full development of the Beta and Marmalard projects will entail the drilling of up to four additional wells beyond the projected wells, the cost of which is not included in the below estimates.

As of September 30, 2013, the Fund expects to spend an additional $17.9 million related to its investments in oil and gas properties, inclusive of $17.7 million to develop its non-producing properties and equipment and facilities, of which $7.4 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $3.8 million at September 30, 2013, which include asset retirement obligations for the non-producing properties.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2013 and December 31, 2012, there were no known environmental contingencies that required the Fund to record a liability.

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

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs certain duties on the Fund’s behalf including the evaluation of projects, including ongoing management, administrative and advisory services.  For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2013	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House	0.06%	$199	$513	Floating production facility to service several wells, including the Diller and Marmalard wells. Expected to be placed in service in 2015.
Non-producing Properties
Beta Project	2.0%	$3,329	$15,743	Well deemed to be a discovery in February 2012. Expected to commence production in 2016.
Diller Project	0.88%	$1,409	$3,518	Well deemed to be a discovery in March 2012. Expected to commence production in 2015.
Marmalard Project	0.88%	$1,669	$4,567
Marmalard well #1 deemed to be a discovery in May 2012 and is expected to commence production in 2015.  Marmalard well #2 deemed to be a discovery in May 2013 and is expected to commence production in 2015.

Producing Properties
Alpha Project	7.5%	$13,204	$13,204	Production commenced April 2012. Well experienced shut-ins during first and third quarters of 2013 for repairs and maintenance and compression work to increase production rates.
Carrera Project	3.0%	$4,790	$4,856
Production commenced in 2011.  Well was shut-in for several weeks periodically throughout 2013 due to repairs, pipeline work, and storm activity.  During second quarter 2013, the well's umbilical was flooded and electrical communication was lost.   Costs to install a new umbilical are estimated to be $331 thousand, of which $265 thousand was incurred during the third quarter 2013.  Compressor was installed in second quarter 2013 at a cost of $35 thousand.

Cobalt Project	12.0%	$5,683	$5,755
Production commenced in 2009.   Production rate has decreased, however, zone continues to be economic.  A recompletion is currently being evaluated for 2014 and an additional recompletion is expected in 2015 at an estimated total cost of $72 thousand.

Liberty Project	3.0%	$4,512	$4,542
Production commenced in 2010. Well was shut-in for several weeks during the first and third quarters of 2013 due to repairs and maintenance and storm activity.  Recompletion is planned for 2014 at an estimated cost of  $30 thousand.

Raven Project well #1	6.25%	$1,627	$1,627	Production commenced in 2010. Well is currently not producing, awaiting redirection to new production facility, which is expected in December 2013.
Raven Project well #2	6.25%	$1,091	$1,091	Production commenced in 2011.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2013 and 2012, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenue
Oil and gas revenue	$2,060	$4,028	$7,879	$11,617

Expenses
Depletion, depreciation and amortization	700	2,142	2,481	7,542
Impairment of oil and gas properties	-	-	-	6,228
Management fees to affiliate	437	437	1,312	1,312
Operating expenses	480	447	1,553	1,327
General and administrative expenses	68	82	247	227
Total expenses	1,685	3,108	5,593	16,636
Gain on sale of oil and gas properties	-	50	-	50
Income (loss) from operations	375	970	2,286	(4,969)
Other income (loss)	3	8	16	(20)
Net income (loss)	$378	$978	$2,302	$(4,989)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Number of wells producing	5	6	6	6
Total number of production days	423	486	1,338	1,446
Oil sales (in thousands of barrels)	12	26	46	76
Average oil price per barrel	$108	$103	$108	$107
Gas sales (in thousands of mcfs)	201	337	785	925
Average gas price per mcf	$3.88	$3.04	$4.09	$2.59

The decreases in number of production days and sales volumes for the three months ended September 30, 2013 were primarily attributable to the Raven well #1 and Alpha projects, which were periodically shut-in during the third quarter 2013.  The decreases in number of production days and sales volumes for the nine months ended September 30, 2013 were primarily attributable to the Raven well #1, Liberty and Carrera projects, which were periodically shut-in during 2013. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2013 was $2.1 million, a $2.0 million decrease from the three months ended September 30, 2012.  The decrease is attributable to decreased sales volumes totaling $2.0 million, partially offset by the impact of increased average prices totaling $0.1 million. Oil and gas revenue for the nine months ended September 30, 2013 was $7.9 million, a $3.7 million decrease from the nine months ended September 30, 2012.  The decrease is attributable to decreased sales volumes totaling $4.5 million, partially offset by the impact of increased average prices totaling $0.8 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended September 30, 2013 was $0.7 million, a decrease of $1.4 million from the three months ended September 30, 2012.  The decrease resulted from a decrease in production volumes totaling $1.1 million coupled with a decrease in average depletion rates totaling $0.3 million.  Depletion, depreciation and amortization for the nine months ended September 30, 2013 was $2.5 million, a decrease of $5.1 million from the nine months ended September 30, 2012.  The decrease resulted from a decrease in average depletion rates totaling $2.6 million coupled with a decrease in production volumes totaling $2.5 million.  The decreases in average depletion rates were primarily attributable to the Alpha Project, which was impaired during second quarter 2012 coupled with an increase in year-end reserve estimates as assigned by the Fund’s independent petroleum engineer.  See “Overview” above for additional information.

Impairment of Oil and Gas Properties.  There were no impairments to oil and gas properties during the three and nine months ended September 30, 2013 and during the three months ended September 30, 2012.  During the nine months ended September 30, 2012, the Fund recorded an impairment to oil and gas properties of $6.2 million, relating to the Alpha Project, which was attributable to revisions to reserve estimates.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2013 and 2012 were $0.4 million.  Management fees for each of the nine months ended September 30, 2013 and 2012 were $1.3 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Lease operating expense	$393	$422	$1,349	$1,101
Workover expense	83	6	187	19
Geological costs	6	14	25	149
Dry-hole costs	(2)	5	(8)	58
	$480	$447	$1,553	$1,327

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $8.56 per barrel of oil equivalent (“BOE”) and $7.64 per BOE during the three and nine months ended September 30, 2013, respectively, compared to $4.48 per BOE and $4.20 per BOE during the three and nine months ended September 30, 2012, respectively.  Workover expense, which was principally related to the Carrera, Alpha and Liberty projects, represents costs to restore or stimulate production of existing reserves. Geological costs, which represent costs incurred to obtain seismic data, surveys, and lease rentals, were primarily related to the Beta, Diller and Marmalard projects.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Insurance expense	$41	$41	$144	$101
Accounting and professional fees	26	35	85	109
Trust fees and other	1	6	18	17
	$68	$82	$247	$227

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

Gain on Sale of Oil and Gas Properties.  There was no gain on sale of oil and gas properties during the three and nine months ended September 30, 2013.  During the three and nine months ended September 30, 2012, the Fund recorded a gain on sale of oil and gas properties of $50 thousand as a result of the relief of asset retirement obligations related to the Ajax Project.

Other Income (Loss).  Other income (loss) for the three and nine months ended September 30, 2013 and 2012 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Interest income	$3	$8	$16	$23
Realized losses on derivative instruments	-	-	-	(43)
	$3	$8	$16	$(20)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2013 were $5.8 million, primarily related to revenue received of $8.9 million, partially offset by operating expenses paid of $1.5 million, management fees of $1.3 million and general and administrative expenses paid of $0.3 million.

Cash flows provided by operating activities for the nine months ended September 30, 2012 were $8.9 million, primarily related to revenue received of $11.4 million, partially offset by management fees of $1.3 million, operating expenses paid of $1.0 million and general and administrative expenses paid of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2013 were $2.2 million, primarily related to investments in U.S. Treasury securities of $7.5 million, capital expenditures for oil and gas properties of $2.2 million, inclusive of advances and investment in the salvage fund of $0.1 million, partially offset by the proceeds from the maturity of investments in U.S. Treasury securities of $7.5 million.

Cash flows provided by investing activities for the nine months ended September 30, 2012 were $4.9 million, primarily related to the proceeds from the maturity of investments in U.S. Treasury securities of $17.5 million, partially offset by investments in U.S. Treasury securities of $7.5 million and capital expenditures for oil and gas properties of $5.1 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2013 were $5.5 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2012 were $7.6 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2013, the Fund has several non-producing properties, the Beta, Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $17.7 million related to the development of these projects, which the Fund anticipates will include the development of up to nine wells, four in the Beta Project and five in the Diller and Marmalard projects, with related platform and pipeline infrastructure. It is also possible that full development of the Beta and Marmalard projects will entail the drilling of up to four additional wells beyond the projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

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

As of September 30, 2013, the Fund expects to spend an additional $17.9 million related to its investments in oil and gas properties, inclusive of $17.7 million to develop its non-producing properties and equipment and facilities, of which $7.4 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $3.8 million at September 30, 2013, which include asset retirement obligations for the non-producing properties.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.  Due to the significant capital required to develop the Beta, Diller and Marmalard projects, distributions have been impacted by amounts reserved to provide for their ongoing development costs and funding their estimated asset retirement obligations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2013 and December 31, 2012 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2013 and December 31, 2012, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2013.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Y FUND, LLC
Dated:	October 24, 2013	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 24, 2013	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)