Form 10-Q
period 2014-03-31
RIDGEWOOD ENERGY Y FUND LLC
filed 2014-04-24
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of April 24, 2014 the Fund had 492.3709 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$15,554	$13,330
Production receivable	323	617
Asset held for sale	-	317
Other current assets	56	99
Total current assets	15,933	14,363
Salvage fund	1,216	1,216
Other assets	30	89
Oil and gas properties:
Advances to operators for working interests and expenditures	-	101
Proved properties	36,668	35,998
Equipment and facilities - in progress	2,821	2,119
Less: accumulated depletion, depreciation and amortization	(26,131)	(25,527)
Total oil and gas properties, net	13,358	12,691
Total assets	$30,537	$28,359

Liabilities And Members' Capital
Current liabilities:
Due to operators	$1,522	$1,039
Raven settlement payable	115	-
Accrued expenses	42	42
Liability held for sale	-	171
Total current liabilities	1,679	1,252
Asset retirement obligations	2,087	2,087
Total liabilities	3,766	3,339

Commitments and contingencies (Note 4)

Members' capital:
Manager:
Distributions	(3,924)	(3,838)
Retained earnings	3,138	3,067
Manager's total	(786)	(771)

Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(23,877)	(23,389)
Accumulated deficit	(34,716)	(36,970)
Shareholders' total	27,557	25,791
Total members' capital	26,771	25,020
Total liabilities and members' capital	$30,537	$28,359

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Revenue
Oil and gas revenue	$1,318	$3,352

Expenses
Depletion, depreciation and amortization	604	949
Management fees to affiliate (Note 3)	420	437
Operating expenses	240	525
Workover expense	236	51
General and administrative expenses	82	59
Total expenses	1,582	2,021
Gain on sale of oil and gas properties	2,585	-
Income from operations	2,321	1,331
Interest income	4	6
Net income	$2,325	$1,337

Manager Interest
Net income	$71	$335

Shareholder Interest
Net income	$2,254	$1,002
Net income per share	$4,578	$2,035

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities
Net income	$2,325	$1,337
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	604	949
Gain on sale of oil and gas properties	(2,585)	-
Changes in assets and liabilities:
Decrease in production receivable	294	396
Decrease in other current assets	43	36
Increase in due to operators	261	138
Increase in Raven settlement payable & related liabilities	139	-
Net cash provided by operating activities	1,081	2,856

Cash flows from investing activities
Proceeds from sale of oil and gas properties	2,706	-
Capital expenditures for oil and gas properties	(989)	(364)
Investments in marketable securities	-	(7,499)
Investments in salvage fund	-	(6)
Net cash provided by (used in) investing activities	1,717	(7,869)

Cash flows from financing activities
Distributions	(574)	(2,784)
Net cash used in financing activities	(574)	(2,784)
Net increase (decrease) in cash and cash equivalents	2,224	(7,797)

Cash and cash equivalents, beginning of period	13,330	16,016
Cash and cash equivalents, end of period	$15,554	$8,219

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$101	$-

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

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2013 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value.  The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets.  Level 2 inputs consist of quoted prices for similar instruments.  Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.  Cash and cash equivalents approximate fair value based on Level 1 inputs.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2014, all of the Fund’s bank balances exceeded federally insured limits, as such amounts were not maintained in insured bank accounts.

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

At March 31, 2014 and December 31, 2013, amounts recorded in due to operators totaling $1.0 million and $0.7 million, respectively, related to capital expenditures for oil and gas properties.

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

2.           Oil and Gas Properties

On January 17, 2014, the Fund, along with its affiliates, Ridgewood Energy Gulf of Mexico Oil and Gas Fund, L.P., Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy P Fund, LLC, and Ridgewood Energy W Fund, LLC,  (when used with the Fund the “Ridgewood Funds”) entered into a purchase and sale agreement to sell the Ridgewood Funds’ leasehold interests in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. (“Castex”) for cash consideration totaling approximately $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.  Certain post-closing adjustments, currently estimated at $0.1 million, which are included on the balance sheet within “Raven settlement payable”, will be finalized and settled with Castex during second quarter 2014.  Such amount principally relates to revenue and operating expenses received or paid during January 2014.

At December 31, 2013, the Fund’s balance sheet reflects the Raven Project’s cost and accumulated depletion classified as “Asset held for sale” and the Raven Project’s asset retirement obligation classified as “Liability held for sale”.   Such asset was monetized and obligation was relieved upon the closing of the Raven Project’s sale.

The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the three months ended March 31, 2014.  There was no such amount recorded during the three months ended March 31, 2013.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

Workover expense of $0.2 million during the three months ended March 31, 2014 related to the Carrera Project. Workover expense of $51 thousand during the three months ended March 31, 2013 related to the Alpha and Carrera projects.

3.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended March 31, 2014 and 2013 were $0.4 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three months ended March 31, 2014 and 2013 were $0.1 million and $0.4 million, respectively.

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

4.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  Currently, the Fund has several non-producing properties, the Beta, Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production. The Fund currently anticipates such development will include up to eleven wells, four in the Beta Project and seven in the Diller and Marmalard projects, with related platform and pipeline infrastructure. It is also possible that full development of the Beta and Marmalard projects will entail the drilling of up to two additional wells beyond the projected wells, the cost of which is not included in the below estimates.

As of March 31, 2014, the Fund expects to spend an additional $18.0 million related to its investments in oil and gas properties, of which $6.6 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $3.7 million at March 31, 2014, which include asset retirement obligations for the non-producing properties.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2013 Annual Report on Form 10-K.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	March 31, 2014	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House	0.06%	$405	$513	Floating production facility to service several wells, including the Diller and Marmalard wells. Expected to be placed in service in 2015.
Non-producing Properties
Beta Project	2.0%	$4,808	$16,007	Well deemed to be a discovery in February 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Diller Project	0.88%	$1,836	$3,533	Well deemed to be a discovery in March 2012. Completion efforts are ongoing and production is expected to commence in 2015.
Marmalard Project	0.88%	$2,142	$6,962	Marmalard well #1 and well #2 were deemed to be discoveries in May 2012 and May 2013, respectively. Completion efforts are ongoing and production is expected to commence in 2015.
Producing Properties
Alpha Project	7.5%	$13,213	$13,213	Production commenced April 2012.
Carrera Project	3.0%	$4,865	$4,865	Production commenced in 2011. Well is currently shut-in due to ongoing repairs, and is expected to resume production in May 2014.
Cobalt Project	12.0%	$5,683	$5,779	Production commenced in 2009. A recompletion is currently being evaluated for 2016 and an additional recompletion is expected in 2019 at an estimated total cost of $96 thousand.
Liberty Project	3.0%	$4,512	$4,542	Production commenced in 2010. Recompletion is planned for 2015 at an estimated cost of $30 thousand.
Sold Properties
Raven Project well #1	6.25%	$1,627	$1,627	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.
Raven Project well #2	6.25%	$1,091	$1,091	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

Raven Sale
On January 17, 2014, the Fund, along with its affiliates, Ridgewood Energy Gulf of Mexico Oil and Gas Fund, L.P., Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy P Fund, LLC, and Ridgewood Energy W Fund, LLC,  (when used with the Fund the “Ridgewood Funds”) entered into a purchase and sale agreement to sell the Ridgewood Funds’ leasehold interests in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. (“Castex”) for cash consideration totaling approximately $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.  Certain post-closing adjustments, currently estimated at $0.1 million, will be finalized and settled with Castex during second quarter 2014.  Such amount principally relates to revenue and operating expenses received or paid during January 2014.

The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the three months ended March 31, 2014. There was no such amount recorded during the three months ended March 31, 2013.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$1,318	$3,352

Expenses
Depletion, depreciation and amortization	604	949
Management fees to affiliate	420	437
Operating expenses	240	525
Workover expense	236	51
General and administrative expenses	82	59
Total expenses	1,582	2,021
Gain on sale of oil and gas properties	2,585	-
Income from operations	2,321	1,331
Interest income	4	6
Net income	$2,325	$1,337

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Number of wells producing	3	6
Total number of production days	253	490
Oil sales (in thousands of barrels)	8	19
Average oil price per barrel	$100	$110
Gas sales (in thousands of mcfs)	99	312
Average gas price per mcf	$5.60	$4.37

The decreases in the number of wells producing, production days and sales volumes were primarily attributable to the Raven Project, which was sold in January 2014, the Carrera Project, which was shut-in during first quarter 2014, and natural declines in well production. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2014 was $1.3 million, a $2.0 million decrease from the three months ended March 31, 2013.  The decrease is attributable to decreased sales volumes totaling $1.4 million, excluding the impact of the sale of the Raven Project, which attributed an additional decrease of $0.6 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended March 31, 2014 was $0.6 million, a decrease of $0.3 million from the three months ended March 31, 2013.  The decrease resulted from a decrease in production volumes totaling $0.6 million, partially offset by an increase in average depletion rates totaling $0.3 million.  The increase in average depletion rates was primarily attributable to decreases in reserve estimates, primarily related to the Alpha Project, coupled with the impact of the sale of the Raven Project, which had lower cost reserves.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three months ended March 31, 2014 and 2013 were $0.4 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2014	2013
	(in thousands)
Lease operating expense	$241	$516
Geological costs	3	11
Dry-hole costs	(4)	(2)
	$240	$525

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $9.71 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2014 compared to $7.32 per BOE during the three months ended March 31, 2013.  Geological costs, which represent costs incurred to obtain seismic data, surveys, and lease rentals, were primarily related to the Beta, Diller and Marmalard projects.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

Workover Expense. Workover expense represents costs to restore or stimulate production of existing reserves.  Workover expense of $0.2 million during the three months ended March 31, 2014 related to the Carrera Project. Workover expense of $51 thousand during the three months ended March 31, 2013 related to the Alpha and Carrera projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2014	2013
	(in thousands)
Insurance expense	$49	$32
Accounting and professional fees	32	17
Trust fees and other	1	10
	$82	$59

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

Gain on Sale of Oil and Gas Properties.  During the three months ended March 31, 2014, the Fund recorded a gain on sale of oil and gas properties of $2.6 million, related to the Raven Project.  See “Business Update” for additional information regarding the sale.  There was no such amount recorded during the three months ended March 31, 2013.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and held-to-maturity investments.  Interest income for the three months ended March 31, 2014 and 2013 was $4 thousand and $6 thousand, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2014 were $1.1 million, primarily related to revenue received of $1.7 million, which includes $0.1 million that will be remitted to the buyer of the Raven Project upon final settlement. Revenue received was partially offset by management fees of $0.4 million, operating expenses paid of $0.1 million and workover expenses paid of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2013 were $2.9 million, primarily related to revenue received of $3.7 million, partially offset by management fees of $0.4 million and operating expenses paid of $0.4 million.

Investing Cash Flows
Cash flows provided by investing activities for the three months ended March 31, 2014 were $1.7 million, primarily related to proceeds from the sale of the Raven Project of $2.7 million, partially offset by capital expenditures for oil and gas properties of $1.0 million.

Cash flows used in investing activities for the three months ended March 31, 2013 were $7.9 million, primarily related to investments in U.S. Treasury securities of $7.5 million and capital expenditures for oil and gas properties of $0.4 million.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2014 were $0.6 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2013 were $2.8 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2014, the Fund has several non-producing properties, the Beta, Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $17.8 million related to the development of these projects, which the Fund anticipates will include the development of up to eleven wells, four in the Beta Project and seven in the Diller and Marmalard projects, with related platform and pipeline infrastructure. It is also possible that full development of the Beta and Marmalard projects will entail the drilling of up to two additional wells beyond the projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

Capital expenditures for investment properties have been funded with the capital raised by the Fund in its private placement offering, which may be all the capital it will obtain.  The number of projects in which the Fund can invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its investment properties. Such needs are funded utilizing operating income, existing cash on-hand and income earned therefrom.

As of March 31, 2014, the Fund expects to spend an additional $18.0 million related to its investments in oil and gas properties, of which $6.6 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $3.7 million at March 31, 2014, which include asset retirement obligations for the non-producing properties.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Y FUND, LLC

Dated:	April 24, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	April 24, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)