Form 10-Q
period 2014-06-30
RIDGEWOOD ENERGY Y FUND LLC
filed 2014-07-24
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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
 Yes ☐     No ☒

As of July 24, 2014 the Fund had 492.3709 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$13,165	$13,330
Production receivable	619	617
Asset held for sale	-	317
Other current assets	7	99
Total current assets	13,791	14,363
Salvage fund	2,021	1,216
Other assets	30	89
Oil and gas properties:
Advances to operators for working interests and expenditures	78	101
Proved properties	37,459	35,998
Equipment and facilities - in progress	3,707	2,119
Less: accumulated depletion, depreciation and amortization	(26,816)	(25,527)
Total oil and gas properties, net	14,428	12,691
Total assets	$30,270	$28,359

Liabilities And Members' Capital
Current liabilities:
Due to operators	$1,478	$1,039
Accrued expenses	33	42
Liability held for sale	-	171
Total current liabilities	1,511	1,252
Asset retirement obligations	2,087	2,087
Total liabilities	3,598	3,339

Commitments and contingencies (Note 4)

Members' capital:
Manager:
Distributions	(3,998)	(3,838)
Retained earnings	3,291	3,067
Manager's total	(707)	(771)

Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(24,296)	(23,389)
Accumulated deficit	(34,475)	(36,970)
Shareholders' total	27,379	25,791
Total members' capital	26,672	25,020
Total liabilities and members' capital	$30,270	$28,359

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue
Oil and gas revenue	$1,803	$2,467	$3,121	$5,819

Expenses
Depletion, depreciation and amortization	685	832	1,289	1,781
Management fees to affiliate (Note 3)	421	438	841	875
Operating expenses	260	444	500	969
Workover expense	(15)	53	221	104
General and administrative expenses	79	120	161	179
Total expenses	1,430	1,887	3,012	3,908
Gain on sale of oil and gas properties	17	-	2,602	-
Income from operations	390	580	2,711	1,911
Interest income	4	7	8	13
Net income	$394	$587	$2,719	$1,924

Manager Interest
Net income	$153	$205	$224	$540

Shareholder Interest
Net income	$241	$382	$2,495	$1,384
Net income per share	$491	$775	$5,069	$2,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2014	2013

Cash flows from operating activities
Net income	$2,719	$1,924
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	1,289	1,781
Gain on sale of oil and gas properties	(2,602)	-
Changes in assets and liabilities:
(Increase) decrease in production receivable	(2)	775
Decrease in other current assets	92	81
Increase in due to operators	11	145
(Decrease) increase in accrued expenses	(9)	7
Net cash provided by operating activities	1,498	4,713

Cash flows from investing activities
Proceeds from sale of oil and gas properties	2,748	-
Payments to operators for working interests
and expenditures	(78)	(21)
Capital expenditures for oil and gas properties	(2,461)	(1,331)
Investments in marketable securities	-	(7,499)
Proceeds from maturity of investments	-	7,500
Investments in salvage fund	(805)	(78)
Net cash used in investing activities	(596)	(1,429)

Cash flows from financing activities
Distributions	(1,067)	(4,523)
Net cash used in financing activities	(1,067)	(4,523)
Net decrease in cash and cash equivalents	(165)	(1,239)

Cash and cash equivalents, beginning of period	13,330	16,016
Cash and cash equivalents, end of period	$13,165	$14,777

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$101	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At June 30, 2014, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

At June 30, 2014 and December 31, 2013, amounts recorded in due to operators totaling $1.2 million and $0.7 million, respectively, related to capital expenditures for oil and gas properties.

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

2.           Oil and Gas Properties

On January 17, 2014, the Fund, along with its affiliates, Ridgewood Energy Gulf of Mexico Oil and Gas Fund, L.P., Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy P Fund, LLC, and Ridgewood Energy W Fund, LLC,  (when used with the Fund the “Ridgewood Funds”) entered into a purchase and sale agreement to sell the Ridgewood Funds’ interests in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. (“Castex”) for cash consideration totaling $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.

The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the six months ended June 30, 2014.  Such included a gain of $17 thousand, which resulted from post-closing adjustments to the Raven Project sale price.  There was no such amount recorded during the three and six months ended June 30, 2013.

At December 31, 2013, the Fund’s balance sheet reflects the Raven Project’s cost and accumulated depletion classified as “Asset held for sale”, which totaled $0.3 million, and the Raven Project’s asset retirement obligation classified as “Liability held for sale”, which totaled $0.2 million.   Such asset was monetized and obligation was relieved upon the closing of the Raven Project’s sale.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

During the three and six months ended June 30, 2014, the Fund recorded credits to workover expense of $15 thousand and workover expense of $0.2 million, respectively, principally related to the Carrera Project.  During the three and six months ended June 30, 2013, workover expense of $53 thousand and $0.1 million, respectively, related to the Alpha, Carrera and Liberty projects.

3.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three and six months ended June 30, 2014 were $0.4 million and $0.8 million, respectively.  Management fees for the three and six months ended June 30, 2013 were $0.4 million and $0.9 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three and six months ended June 30, 2014 were $0.1 million and $0.2 million, respectively. Distributions paid to the Manager for the three and six months ended June 30, 2013 were $0.3 million and $0.7 million, respectively.

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

As of June 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $16.9 million, of which $7.2 million is expected to be spent during the next twelve months.  These expected capital commitments exceed available working capital by $4.6 million at June 30, 2014, which includes asset retirement obligations for the non-producing properties.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

During the past several years, the United States Congress, as well as certain regulatory agencies with jurisdiction over the Fund’s business, have considered or proposed legislation or regulation relating to the upstream oil and gas industry both onshore and offshore including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990.  If any such proposals were to be enacted or adopted they could potentially materially impact the Fund’s operations.  It is not possible at this time to predict whether such legislation or regulation, if proposed, will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact the Fund’s business. Any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	June 30, 2014	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.06%	$274	$352	Floating production facility to service several wells, including the Diller and Marmalard wells. Expected to be placed in service in 2015.
Non-producing Properties
Beta Project	2.0%	$6,519	$16,003	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Diller Project	0.88%	$1,924	$3,898	Well deemed to be a discovery in March 2012. Completion efforts are ongoing and production is expected to commence in 2015.
Marmalard Project	0.88%	$2,219	$7,419	Well #1 and well #2 were deemed to be discoveries in May 2012 and May 2013, respectively. Completion efforts are ongoing and production is expected to commence in 2015.
Producing Properties
Alpha Project	7.5%	$13,213	$13,213	Production commenced in 2012.
Carrera Project	3.0%	$4,875	$4,875
Production commenced in 2011. Well has been shut-in periodically during 2014 due to maintenance activities. Well is currently shut-in due to pipeline maintenance activities and is expected to resume production in late-July 2014.

Cobalt Project	12.0%	$5,683	$5,779	Production commenced in 2009. Recompletions are expected in 2016 and 2019 at an estimated total cost of $96 thousand.
Liberty Project	3.0%	$4,512	$4,542
Production commenced in 2010. Well is currently shut-in due to pipeline maintenance activities and is expected to resume production in late-July 2014. Recompletion is planned for 2015 at an estimated cost of $30 thousand.

Sold Properties
Raven Project well #1 & #2	6.25%	$2,863	$2,863	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

Raven Sale
On January 17, 2014, the Fund, along with its affiliates, Ridgewood Energy Gulf of Mexico Oil and Gas Fund, L.P., Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy P Fund, LLC, and Ridgewood Energy W Fund, LLC,  (when used with the Fund the “Ridgewood Funds”) entered into a purchase and sale agreement to sell the Ridgewood Funds’ interests in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. (“Castex”) for cash consideration totaling $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.

The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the six months ended June 30, 2014.  Such included a gain of $17 thousand, which resulted from post-closing adjustments to the Raven Project sale price.  There was no such amount recorded during the three and six months ended June 30, 2013.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$1,803	$2,467	$3,121	$5,819

Expenses
Depletion, depreciation and amortization	685	832	1,289	1,781
Management fees to affiliate	421	438	841	875
Operating expenses	260	444	500	969
Workover expense	(15)	53	221	104
General and administrative expenses	79	120	161	179
Total expenses	1,430	1,887	3,012	3,908
Gain on sale of oil and gas properties	17	-	2,602	-
Income from operations	390	580	2,711	1,911
Interest income	4	7	8	13
Net income	$394	$587	$2,719	$1,924

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Number of wells producing	4	6	4	6
Total number of production days	321	421	579	911
Oil sales (in thousands of barrels)	13	15	21	33
Average oil price per barrel	$102	$106	$101	$108
Gas sales (in thousands of mcfs)	90	268	190	573
Average gas price per mcf	$5.23	$4.72	$5.34	$4.37

The decreases in the number of wells producing, production days and sales volumes were primarily attributable to the Raven Project, which was sold in January 2014, the Carrera Project, which was shut-in periodically during first and second quarter 2014, and natural declines in well production. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2014 was $1.8 million, a $0.7 million decrease from the three months ended June 30, 2013.  The decrease was attributable to decreased sales volume totaling $0.3 million, excluding the impact of the sale of the Raven Project, which contributed an additional decrease of $0.5 million.  Oil and gas revenue for the six months ended June 30, 2014 was $3.1 million, a $2.7 million decrease from the six months ended June 30, 2013.  The decrease was attributable to decreased sales volume totaling $1.7 million, excluding the impact of the sale of the Raven Project, which contributed an additional decrease of $1.1 million.  These decreases were partially offset by the impact of the change in average prices totaling $0.1 million. See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended June 30, 2014 was $0.7 million, a decrease of $0.1 million from the three months ended June 30, 2013.  The decrease resulted from a decrease in production volumes totaling $0.4 million, partially offset by an increase in average depletion rates totaling $0.3 million.  Depletion, depreciation and amortization for the six months ended June 30, 2014 was $1.3 million, a decrease of $0.5 million from the six months ended June 30, 2013.  The decrease resulted from a decrease in production volumes totaling $1.1 million, partially offset by an increase in average depletion rates totaling $0.6 million. The increases in average depletion rates were primarily attributable to decreases in reserve estimates, primarily related to the Alpha Project, coupled with the impact of the sale of the Raven Project, which had lower cost reserves.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three months ended June 30, 2014 and 2013 were $0.4 million.  Management fees for the six months ended June 30, 2014 and 2013 were $0.8 million and $0.9 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Lease operating expense	$255	$440	$496	$956
Geological costs	6	8	9	19
Dry-hole costs	(1)	(4)	(5)	(6)
	$260	$444	$500	$969

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $9.16 per barrel of oil equivalent (“BOE”) and $9.39 per BOE during the three and six months ended June 30, 2014, respectively, compared to $7.40 per BOE and $7.41 per BOE during the three and six months ended June 30, 2013, respectively.  Geological costs, which represent costs incurred to obtain seismic data, surveys, and lease rentals, were primarily related to the Beta, Diller and Marmalard projects.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

Workover Expense. Workover expense represents costs to restore or stimulate production of existing reserves.  During the three and six months ended June 30, 2014, the Fund recorded credits to workover expense of $15 thousand and workover expense of $0.2 million, respectively, principally related to the Carrera Project. During the three and six months ended June 30, 2013, workover expense of $53 thousand and $0.1 million, respectively, related to the Alpha, Carrera and Liberty projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Insurance expense	$48	$71	$97	$103
Accounting and professional fees	30	42	62	59
Trust fees and other	1	7	2	17
	$79	$120	$161	$179

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

Gain on Sale of Oil and Gas Properties.  During the three and six months ended June 30, 2014, the Fund recorded a gain on sale of oil and gas properties of $17 thousand and $2.6 million, respectively, related to the Raven Project.  See “Business Update” for additional information regarding the sale.  There were no such amounts recorded during the three and six months ended June 30, 2013.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents, salvage fund and held-to-maturity investments.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2014 were $1.5 million, primarily related to revenue received of $3.1 million, partially offset by management fees of $0.8 million, operating expenses paid of $0.5 million, workover expense paid of $0.2 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2013 were $4.7 million, primarily related to revenue received of $6.6 million, partially offset by operating expenses paid of $0.9 million, management fees of $0.9 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2014 were $0.6 million, primarily related to capital expenditures for oil and gas properties of $2.5 million and investments in the salvage fund of $0.8 million, partially offset by proceeds from the sale of the Raven Project of $2.7 million.

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

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2014 were $1.1 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2013 were $4.5 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2014, the Fund has several non-producing properties, the Beta, Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $16.8 million related to the development of these projects, which the Fund anticipates will include the development of up to eleven wells, four in the Beta Project and seven in the Diller and Marmalard projects, with related platform and pipeline infrastructure. It is also possible that full development of the Beta and Marmalard projects will entail the drilling of up to two additional wells beyond the projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

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

As of June 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $16.9 million, of which $7.2 million is expected to be spent during the next twelve months.  These expected capital commitments exceed available working capital by $4.6 million at June 30, 2014, which includes asset retirement obligations for the non-producing properties.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Y FUND, LLC
Dated:	July 24, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 24, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)