Form 10-Q
period 2014-09-30
RIDGEWOOD ENERGY Y FUND LLC
filed 2014-10-21
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of October 21, 2014 the Fund had 492.3709 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$11,864	$13,330
Production receivable	404	617
Asset held for sale	-	317
Other current assets	57	99
Total current assets	12,325	14,363
Salvage fund	2,021	1,216
Other assets	30	89
Oil and gas properties:
Advances to operators for working interests and expenditures	6	101
Proved properties	38,035	35,998
Equipment and facilities - in progress	4,369	2,119
Less: accumulated depletion, depreciation and amortization	(27,304)	(25,527)
Total oil and gas properties, net	15,106	12,691
Total assets	$29,482	$28,359

Liabilities And Members' Capital
Current liabilities:
Due to operators	$1,306	$1,039
Accrued expenses	33	42
Liability held for sale	-	171
Total current liabilities	1,339	1,252
Asset retirement obligations	2,087	2,087
Total liabilities	3,426	3,339

Commitments and contingencies (Note 4)

Members' capital:
Manager:
Distributions	(4,093)	(3,838)
Retained earnings	3,366	3,067
Manager's total	(727)	(771)

Shareholders:
Capital contributions (500 shares authorized; 492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(24,835)	(23,389)
Accumulated deficit	(34,532)	(36,970)
Shareholders' total	26,783	25,791
Total members' capital	26,056	25,020
Total liabilities and members' capital	$29,482	$28,359

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue
Oil and gas revenue	$1,356	$2,060	$4,477	$7,879

Expenses
Depletion, depreciation and amortization	488	700	1,777	2,481
Management fees to affiliate (Note 3)	419	437	1,260	1,312
Operating expenses	384	480	1,105	1,553
General and administrative expenses	48	68	209	247
Total expenses	1,339	1,685	4,351	5,593
(Loss) gain on sale of oil and gas properties	(3)	-	2,599	-
Income from operations	14	375	2,725	2,286
Interest income	4	3	12	16
Net income	$18	$378	$2,737	$2,302

Manager Interest
Net income	$75	$155	$299	$695

Shareholder Interest
Net (loss) income	$(57)	$223	$2,438	$1,607
Net (loss) income per share	$(117)	$453	$4,952	$3,263

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities
Net income	$2,737	$2,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	1,777	2,481
Gain on sale of oil and gas properties	(2,599)	-
Changes in assets and liabilities:
Decrease in production receivable	213	1,017
Decrease (increase) in other current assets	42	(60)
Increase in due to operators	85	85
Decrease in accrued expenses	(9)	(6)
Net cash provided by operating activities	2,246	5,819

Cash flows from investing activities
Proceeds from sale of oil and gas properties	2,745	-
Payments to operators for working interests and expenditures	(6)	(143)
Capital expenditures for oil and gas properties	(3,945)	(2,012)
Investments in marketable securities	-	(7,499)
Proceeds from maturity of investments	-	7,500
Investments in salvage fund	(805)	(81)
Net cash used in investing activities	(2,011)	(2,235)

Cash flows from financing activities
Distributions	(1,701)	(5,542)
Net cash used in financing activities	(1,701)	(5,542)

Net decrease in cash and cash equivalents	(1,466)	(1,958)
Cash and cash equivalents, beginning of period	13,330	16,016
Cash and cash equivalents, end of period	$11,864	$14,058

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$101	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At September 30, 2014, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

At September 30, 2014 and December 31, 2013, amounts recorded in due to operators totaling $0.9 million and $0.7 million, respectively, related to capital expenditures for oil and gas properties.

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

The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the nine months ended September 30, 2014.  There was no such amount recorded during the three and nine months ended September 30, 2013.

At December 31, 2013, the Fund’s balance sheet reflected the Raven Project’s cost and accumulated depletion classified as “Asset held for sale”, which totaled $0.3 million, and the Raven Project’s asset retirement obligation classified as “Liability held for sale”, which totaled $0.2 million.   Such asset was monetized and obligation was relieved upon the closing of the Raven Project’s sale.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

3.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three and nine months ended September 30, 2014 and 2013 were $0.4 million and $1.3 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three and nine months ended September 30, 2014 were $0.1 million and $0.3 million, respectively. Distributions paid to the Manager for the three and nine months ended September 30, 2013 were $0.2 million and $0.8 million, respectively.

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

As of September 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $18.0 million, of which $5.1 million is expected to be spent during the next twelve months.  These expected capital commitments, which include asset retirement obligations for the Fund’s projects of $4.2 million, exceed available working capital and salvage fund by $5.0 million at September 30, 2014.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.  The budget for each project is inclusive of estimated asset retirement obligations.

		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2014	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.06%	$274	$373	Floating production facility to service several wells, including the Diller and Marmalard wells, which is expected to be placed in service in 2015.
Non-producing Properties
Beta Project	2.0%	$7,478	$16,219	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Diller Project	0.88%	$2,035	$3,928	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2015.
Marmalard Project	0.88%	$2,316	$7,435	Wells #1 and #2 were deemed to be discoveries in 2012 and 2013, respectively. Completion efforts are ongoing and production is expected to commence in 2015.
Producing Properties
Alpha Project	7.5%	$13,213	$14,188	Production commenced in 2012.
Carrera Project	3.0%	$4,875	$5,265	Production commenced in 2011. Well is currently producing, however, was shut-in periodically during 2014 due to maintenance activities.
Cobalt Project	12.0%	$5,683	$6,007	Production commenced in 2009. Recompletions are planned for 2016 and 2019.
Liberty Project	3.0%	$4,512	$4,932	Production commenced in 2010. Well is currently producing, however, was shut-in periodically during 2014 due to maintenance activities. Recompletion is planned for 2015.
Sold Properties
Raven Project well #1 & #2	6.25%	$2,863	$2,863	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

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

The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the nine months ended September 30, 2014.   There was no such amount recorded during the three and nine months ended September 30, 2013.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$1,356	$2,060	$4,477	$7,879

Expenses
Depletion, depreciation and amortization	488	700	1,777	2,481
Management fees to affiliate	419	437	1,260	1,312
Operating expenses	384	480	1,105	1,553
General and administrative expenses	48	68	209	247
Total expenses	1,339	1,685	4,351	5,593
(Loss) gain on sale of oil and gas properties	(3)	-	2,599	-
Income from operations	14	375	2,725	2,286
Interest income	4	3	12	16
Net income	$18	$378	$2,737	$2,302

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Number of wells producing	4	5	4	6
Total number of production days	305	423	892	1,338
Oil sales (in thousands of barrels)	11	12	32	46
Average oil price per barrel	$96	$108	$100	$108
Gas sales (in thousands of mcfs)	55	201	248	785
Average gas price per mcf	$4.62	$3.88	$5.04	$4.09

The decreases in the number of wells producing, production days and sales volume were primarily attributable to the Raven Project, which was sold in January 2014, the Carrera Project, which was shut-in periodically during 2014, and natural declines in well production. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2014 was $1.4 million, a $0.7 million decrease from the three months ended September 30, 2013.  The decrease was attributable to decreased sales volume totaling $0.7 million, of which $0.4 million related to the sale of the Raven Project, coupled with the impact of the change in average prices totaling $0.1 million. Oil and gas revenue for the nine months ended September 30, 2014 was $4.5 million, a $3.4 million decrease from the nine months ended September 30, 2013.  The decrease was attributable to decreased sales volume totaling $3.5 million, of which $1.5 million related to the sale of the Raven Project.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended September 30, 2014 was $0.5 million, a decrease of $0.2 million from the three months ended September 30, 2013.  The decrease resulted from a decrease in production volume totaling $0.4 million, partially offset by an increase in average depletion rates totaling $0.2 million.  Depletion, depreciation and amortization for the nine months ended September 30, 2014 was $1.8 million, a decrease of $0.7 million from the nine months ended September 30, 2013.  The decrease resulted from a decrease in production volume totaling $1.4 million, partially offset by an increase in average depletion rates totaling $0.7 million. The increases in average depletion rates were primarily attributable to decreases in reserve estimates, principally related to the Alpha Project, coupled with the impact of the sale of the Raven Project, which had lower cost reserves.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three and nine months ended September 30, 2014 and 2013 were $0.4 million and $1.3 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Lease operating expense	$334	$393	$830	$1,349
Workover expense	20	83	241	187
Dry-hole costs	23	(2)	18	(8)
Geological costs	7	6	16	25
	$384	$480	$1,105	$1,553

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $16.44 per barrel of oil equivalent (“BOE”) and $11.31 per BOE during the three and nine months ended September 30, 2014, respectively, compared to $8.56 per BOE and $7.64 per BOE during the three and nine months ended September 30, 2013, respectively.  Workover expense represents costs to restore or stimulate production of existing reserves.  During the three and nine months ended September 30, 2014, workover expense related to the Carrera Project.  During the three and nine months ended September 30, 2013, workover expense related to the Carrera, Alpha and Liberty projects.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Insurance expense	$14	$41	$111	$144
Accounting and professional fees	33	26	95	85
Trust fees and other	1	1	3	18
	$48	$68	$209	$247

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

(Loss) Gain on Sale of Oil and Gas Properties.  During the three months ended September 30, 2014, the Fund recorded a loss on sale of oil gas properties resulting from post-closing adjustments to the Raven Project sale price.  During the nine months ended September 30, 2014, the Fund recorded a gain on sale of oil and gas properties of $2.6 million related to the Raven Project.  See “Business Update” for additional information regarding the sale.  There were no such amounts recorded during the three and nine months ended September 30, 2013.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents, salvage fund and held-to-maturity investments.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2014 were $2.2 million, primarily related to revenue received of $4.7 million, partially offset by management fees of $1.3 million, operating expenses paid of $1.0 million and general and administrative expenses paid of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2013 were $5.8 million, primarily related to revenue received of $8.9 million, partially offset by operating expenses paid of $1.5 million, management fees of $1.3 million and general and administrative expenses paid of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2014 were $2.0 million related to capital expenditures for oil and gas properties of $3.9 million and investments in the salvage fund of $0.8 million, partially offset by proceeds from the sale of the Raven Project of $2.7 million.

Cash flows used in investing activities for the nine months ended September 30, 2013 were $2.2 million related to investments in U.S. Treasury securities of $7.5 million, capital expenditures for oil and gas properties of $2.2 million, inclusive of advances, and investments in the salvage fund of $0.1 million, partially offset by the proceeds from the maturity of investments in U.S. Treasury securities of $7.5 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2014 were $1.7 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2013 were $5.5 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2014, the Fund has several non-producing properties, the Beta, Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $15.9 million related to the development of these projects, which the Fund anticipates will include the development of up to eleven wells, four in the Beta Project and seven in the Diller and Marmalard projects, with related platform and pipeline infrastructure. It is also possible that full development of the Beta and Marmalard projects will entail the drilling of up to two additional wells beyond the projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

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

As of September 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $18.0 million, of which $5.1 million is expected to be spent during the next twelve months.  These expected capital commitments, which include asset retirement obligations for the Fund’s projects of $4.2 million, exceed available working capital and salvage fund by $5.0 million at September 30, 2014.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Y FUND, LLC
Dated:	October 21, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 21, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)