Form 10-Q
period 2015-03-31
RIDGEWOOD ENERGY Y FUND LLC
filed 2015-04-27
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
 Yes ☐     No ☒

As of April 27, 2015 the Fund had 492.3709 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$7,844	$9,712
Salvage fund	966	-
Production receivable	15	158
Other current assets	37	36
Total current assets	8,862	9,906
Salvage fund	1,056	2,021
Other assets	-	30
Oil and gas properties:
Advances to operators for working interests and expenditures	451	589
Proved properties	20,091	24,408
Equipment and facilities - in progress	5,817	5,199
Less: accumulated depletion, depreciation and amortization	(9,550)	(14,678)
Total oil and gas properties, net	16,809	15,518
Total assets	$26,727	$27,475

Liabilities And Members' Capital
Current liabilities:
Due to operators	$767	$1,157
Accrued expenses	35	44
Asset retirement obligations	966	-
Total current liabilities	1,768	1,201
Asset retirement obligations	1,188	2,154
Total liabilities	2,956	3,355
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(4,153)	(4,153)
Retained earnings	3,314	3,352
Manager's total	(839)	(801)
Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(25,174)	(25,174)
Accumulated deficit	(36,366)	(36,055)
Shareholders' total	24,610	24,921
Total members' capital	23,771	24,120
Total liabilities and members' capital	$26,727	$27,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2015	2014
Revenue
Oil and gas revenue	$245	$1,318

Expenses
Depletion, depreciation and amortization	94	604
Management fees to affiliate (Note 3)	304	420
Operating expenses	188	240
Workover expense	(42)	236
General and administrative expenses	53	82
Total expenses	597	1,582
Gain on sale of oil and gas properties	-	2,585
(Loss) income from operations	(352)	2,321
Interest income	3	4
Net (loss) income	$(349)	$2,325

Manager Interest
Net (loss) income	$(38)	$71

Shareholder Interest
Net (loss) income	$(311)	$2,254
Net (loss) income per share	$(631)	$4,578

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities
Net (loss) income	$(349)	$2,325
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depletion, depreciation and amortization	94	604
Gain on sale of oil and gas properties	-	(2,585)
Changes in assets and liabilities:
Decrease in production receivable	143	294
Decrease in other current assets	18	43
(Decrease) increase in due to operators	(106)	261
Increase in Raven settlement payable & related liabilities	-	139
Decrease in accrued expenses	(9)	-
Net cash (used in) provided by operating activities	(209)	1,081

Cash flows from investing activities
Proceeds from sale of oil and gas properties	-	2,706
Capital expenditures for oil and gas properties	(1,658)	(989)
Investments in salvage fund	(1)	-
Net cash (used in) provided by investing activities	(1,659)	1,717

Cash flows from financing activities
Distributions	-	(574)
Net cash used in financing activities	-	(574)

Net (decrease) increase in cash and cash equivalents	(1,868)	2,224
Cash and cash equivalents, beginning of period	9,712	13,330
Cash and cash equivalents, end of period	$7,844	$15,554

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$138	$101

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

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2014 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2015, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

At March 31, 2015 and December 31, 2014, amounts recorded in due to operators totaling $0.6 million and $0.8 million, respectively, related to capital expenditures for oil and gas properties.

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

2.           Oil and Gas Properties

On January 17, 2014, the Fund, along with its affiliates, entered into a purchase and sale agreement to sell its interest in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.  The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the three months ended March 31, 2014.  There was no such amount recorded during the three months ended March 31, 2015.

The Fund recorded a credit to workover expense of $42 thousand during the three months ended March 31, 2015.  Workover expense of $0.2 million during the three months ended March 31, 2014 related to the Carrera Project.

3.           Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended March 31, 2015 and 2014 were $0.3 million and $0.4 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. The Fund did not pay distributions during the three months ended March 31, 2015. Distributions paid to the Manager for the three months ended March 31, 2014 were $0.1 million.

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

4.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2015, the Fund had several non-producing properties, the Beta, Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production. The Fund currently anticipates such development will include twelve wells, four in the Beta Project and eight in the Diller and Marmalard projects, with related platform and pipeline infrastructure.

As of March 31, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $15.7 million (which include asset retirement obligations for the Fund’s projects of $4.4 million), of which $7.6 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $6.5 million at March 31, 2015.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2015 and December 31, 2014, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of its revenues and expenses during the periods presented.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and assumptions and such differences may have a material impact on the results of operations, financial position or cash flows. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2014 Annual Report on Form 10-K.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	March 31, 2015	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.06%	$502	$602	Floating production facility to service several wells, including the Diller and Marmalard wells. Delta House was placed in service in April 2015.
Non-producing Properties
Beta Project	2.0%	$8,559	$16,661	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Diller Project	0.88%	$2,323	$3,708	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in third quarter 2015.
Marmalard Project	0.88%	$4,020	$7,936	Wells #1 and #2 were deemed to be discoveries in 2012 and 2013, respectively. Well #3 was deemed to be a discovery in February 2015. Well #2 commenced production in April 2015.
Producing Properties

Cobalt Project	12.0%	$5,683	$6,055	Production commenced in 2009. Recompletions are planned for third quarter 2015 and fourth quarter 2016.
Liberty Project	3.0%	$4,512	$4,932	Production commenced in 2010. Recompletion is planned for 2016.
Fully Depleted
Alpha Project	7.5%	$13,215	$14,190	Production commenced in 2012. Well reached the end of its productive life in fourth quarter 2014.
Carrera Project	3.0%	$4,870	$5,260	Production commenced in 2011. Well reached the end of its productive life in fourth quarter 2014.
Sold Properties
Raven Project well #1 & #2	6.25%	$2,863	$2,863	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

Raven Sale
On January 17, 2014, the Fund, along with its affiliates, entered into a purchase and sale agreement to sell its interest in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling $21.7 million.  The closing of the sale transaction occurred on January 30, 2014. The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the three months ended March 31, 2014.   There was no such amount recorded during the three months ended March 31, 2015.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2015 and 2014, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2015	2014
	(in thousands)
Revenue
Oil and gas revenue	$245	$1,318

Expenses
Depletion, depreciation and amortization	94	604
Management fees to affiliate	304	420
Operating expenses	188	240
Workover expense	(42)	236
General and administrative expenses	53	82
Total expenses	597	1,582
Gain on sale of oil and gas properties	-	2,585
(Loss) income from operations	(352)	2,321
Interest income	3	4
Net (loss) income	$(349)	$2,325

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2015 and 2014.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended March 31,
	2015	2014
Number of wells producing	2	3
Total number of production days	170	253
Oil sales (in thousands of barrels)	4	8
Average oil price per barrel	$46	$100
Gas sales (in thousands of mcfs)	20	99
Average gas price per mcf	$2.41	$5.60

The decreases noted in the overview table were primarily attributable to the Alpha Project.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2015 was $0.2 million, a decrease of $1.1 million from the three months ended March 31, 2014.  The decrease was attributable to decreased sales volume totaling $0.8 million coupled with decreased oil and gas prices totaling $0.3 million. See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended March 31, 2015 was $0.1 million, a decrease of $0.5 million from the three months ended March 31, 2014.  The decrease resulted from a decrease in production volumes totaling $0.4 million coupled with a decrease in average depletion rate totaling $0.1 million.  The decrease in the average depletion rate was primarily attributable to the Alpha Project, which had higher cost reserves and reached the end of its productive life in fourth quarter 2014.   See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for the three months ended March 31, 2015 and 2014 were $0.3 million and $0.4 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2015	2014
	(in thousands)
Lease operating expense	$176	$241
Dry-hole costs	12	(4)
Geological costs	-	3
	$188	$240

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $23.05 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2015 compared to $9.71 per BOE during the three months ended March 31, 2014.  The increase is attributable to the impact of ongoing costs for wells that are no longer producing, including the Alpha Project.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.

Workover Expense.  Workover expense represents costs to restore or stimulate production of existing reserves.  The Fund recorded a credit to workover expense of $42 thousand during the three months ended March 31, 2015.  During the three months ended March 31, 2014, workover expense of $0.2 million related to the Carrera Project.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2015	2014
	(in thousands)
Accounting and professional fees	$32	$32
Insurance expense	19	49
Other	2	1
	$53	$82

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Gain on Sale of Oil and Gas Properties.  The Fund did not record a gain on sale of oil and gas properties during the three months ended March 31, 2015.  During the three months ended March 31, 2014, the Fund recorded a gain on sale of oil and gas properties of $2.6 million related to the Raven Project.  See “Business Update” for additional information regarding the sale.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the three months ended March 31, 2015 were $0.2 million, related to management fees of $0.3 million and operating expenses paid of $0.3 million, partially offset by revenue received of $0.4 million.

Cash flows provided by operating activities for the three months ended March 31, 2014 were $1.1 million, related to revenue received of $1.7 million, which includes $0.1 million that was remitted to the buyer of the Raven Project upon final settlement. Revenue received was partially offset by management fees of $0.4 million, operating expenses paid of $0.1 million and workover expense paid of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2015 were $1.7 million related to capital expenditures for oil and gas properties.

Cash flows provided by investing activities for the three months ended March 31, 2014 were $1.7 million, related to proceeds from the sale of the Raven Project of $2.7 million, partially offset by capital expenditures for oil and gas properties of $1.0 million.

Financing Cash Flows
There were no cash flows from financing activities for the three months ended March 31, 2015.

Cash flows used in financing activities for the three months ended March 31, 2014 were $0.6 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2015, the Fund had several non-producing properties, the Beta, Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $13.5 million related to the development of these projects, which the Fund anticipates will include the development of twelve wells, four in the Beta Project and eight in the Diller and Marmalard projects, with related platform and pipeline infrastructure. See “Liquidity Needs” below for additional information.

Capital expenditures for oil and gas properties have been funded with the capital raised by the Fund in its private placement offering, which may be all the capital it will obtain. The number of projects in which the Fund could invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its oil and gas properties. Such needs are funded utilizing operating income and existing cash on-hand.

As of March 31, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $15.7 million (which include asset retirement obligations for the Fund’s projects of $4.4 million), of which $7.6 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $6.5 million at March 31, 2015.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2015 and December 31, 2014 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2015 and December 31, 2014, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2015.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Y FUND, LLC
Dated:	April 27, 2015	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	April 27, 2015	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)