Form 10-Q
period 2015-09-30
RIDGEWOOD ENERGY Y FUND LLC
filed 2015-10-29
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2015
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
 Yes ☐      No ☒

As of October 29, 2015 the Fund had 492.3709 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$4,667	$9,712
Salvage fund	711	-
Production receivable	371	158
Other current assets	-	36
Total current assets	5,749	9,906
Salvage fund	1,765	2,021
Other assets	-	30
Investment in Delta House	550	318
Oil and gas properties:
Advances to operators for working interests and expenditures	187	589
Proved properties	29,105	29,289
Less: accumulated depletion and amortization	(10,486)	(14,678)
Total oil and gas properties, net	18,806	15,200
Total assets	$26,870	$27,475

Liabilities And Members' Capital
Current liabilities:
Due to operators	$1,453	$1,157
Accrued expenses	93	44
Asset retirement obligations	711	-
Total current liabilities	2,257	1,201
Asset retirement obligations	2,878	2,154
Total liabilities	5,135	3,355
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(4,153)	(4,153)
Retained earnings	3,306	3,352
Manager's total	(847)	(801)
Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(25,174)	(25,174)
Accumulated deficit	(38,394)	(36,055)
Shareholders' total	22,582	24,921
Total members' capital	21,735	24,120
Total liabilities and members' capital	$26,870	$27,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Oil and gas revenue	$1,155	$1,356	$2,023	$4,477

Expenses
Depletion and amortization	721	488	2,046	1,777
Management fees to affiliate (Note 3)	304	419	913	1,260
Operating expenses	706	391	1,332	1,189
General and administrative expenses	44	41	123	125
Total expenses	1,775	1,339	4,414	4,351
(Loss) gain on sale of oil and gas properties	-	(3)	-	2,599
(Loss) income from operations	(620)	14	(2,391)	2,725
Interest income	1	4	6	12
Net (loss) income	$(619)	$18	$(2,385)	$2,737

Manager Interest
Net income (loss)	$8	$75	$(46)	$299

Shareholder Interest
Net (loss) income	$(627)	$(57)	$(2,339)	$2,438
Net (loss) income per share	$(1,275)	$(117)	$(4,752)	$4,952

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2015	2014

Cash flows from operating activities
Net (loss) income	$(2,385)	$2,737
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depletion and amortization	2,046	1,777
Gain on sale of oil and gas properties	-	(2,599)
Accretion expense	170	-
Changes in assets and liabilities:
(Increase) decrease in production receivable	(213)	213
Decrease in other current assets	36	42
Increase in due to operators	215	85
Increase (decrease) in accrued expenses	49	(9)
Net cash (used in) provided by operating activities	(82)	2,246

Cash flows from investing activities
Proceeds from sale of oil and gas properties	-	2,745
Payments to operators for working interests
and expenditures	(4)	(6)
Capital expenditures for oil and gas properties
and investment in Delta House	(4,504)	(3,945)
Investments in salvage fund	(455)	(805)
Net cash used in investing activities	(4,963)	(2,011)

Cash flows from financing activities
Distributions	-	(1,701)
Net cash used in financing activities	-	(1,701)

Net decrease in cash and cash equivalents	(5,045)	(1,466)
Cash and cash equivalents, beginning of period	9,712	13,330
Cash and cash equivalents, end of period	$4,667	$11,864

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$406	$101

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At September 30, 2015, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

At September 30, 2015 and December 31, 2014, amounts recorded in due to operators totaling $0.9 million and $0.8 million, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund may be required to advance its share of the estimated succeeding month’s expenditures to the operator for its oil and gas properties. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As the costs are incurred, the advances are reclassified to proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2015 and the year ended December 31, 2014.

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

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.  During the nine months ended September 30, 2015, the Fund recorded $1.0 million of depletion expense related to adjustments to asset retirement obligations for fully depleted properties.

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

On January 17, 2014, the Fund, along with its affiliates, entered into a purchase and sale agreement to sell its interest in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.  The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the nine months ended September 30, 2014.  There was no such amount recorded during the three and nine months ended September 30, 2015.

3.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three and nine months ended September 30, 2015 were $0.3 million and $0.9 million, respectively.  Management fees for the three and nine months ended September 30, 2014 were $0.4 million and $1.3 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. The Fund did not pay distributions for the three and nine months ended September 30, 2015. Distributions paid to the Manager for the three and nine months ended September 30, 2014 were $0.1 million and $0.3 million, respectively.

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

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2015, the Fund had three properties, the Beta, Diller and Marmalard projects, for which additional development costs must be incurred. The Fund currently anticipates such development will include twelve wells, four in the Beta Project and eight in the Diller and Marmalard projects, with related platform and pipeline infrastructure.  During 2015, three wells in the Marmalard Project and one well in the Diller Project commenced production.

As of September 30, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $15.3 million (which include asset retirement obligations for the Fund’s projects of $5.7 million), of which $5.2 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $9.3 million at September 30, 2015.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2015 and December 31, 2014, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2015	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$10,308	$17,470	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Cobalt Project	12.0%	$5,683	$5,991	Production commenced in 2009. Recompletions are planned for 2016.
Diller Project	0.88%	$2,802	$3,934	Well # 1 commenced production during third quarter 2015. Well #2 is expected to commenced production in 2018.
Liberty Project	3.0%	$4,509	$5,200	Production commenced in 2010. Well is currently shut-in due to pipeline maintenance activities and is expected to resume production in November 2015. Recompletion is planned for 2016.
Marmalard Project	0.88%	$4,983	$8,443	Wells #1, #2 and #3 commenced production during second quarter 2015. Well #4 is expected to commence production in first quarter 2016.
Fully Depleted Properties
Alpha Project	7.5%	$13,214	$14,940	Production commenced in 2012. Well reached the end of it productive life in fourth quarter 2014.
Carrera Project	3.0%	$4,869	$5,566	Production commenced in 2011. Well reached the end of its productive life in fourth quarter 2014.
Sold Properties
Raven Project well #1 & #2	6.25%	$2,863	$2,863	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

Raven Sale
On January 17, 2014, the Fund, along with its affiliates, entered into a purchase and sale agreement to sell its interest in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling $21.7 million.  The closing of the sale transaction occurred on January 30, 2014. The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the nine months ended September 30, 2014.   There was no such amount recorded during the nine months ended September 30, 2015.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2015 and 2014, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenue
Oil and gas revenue	$1,155	$1,356	$2,023	$4,477

Expenses
Depletion and amortization	721	488	2,046	1,777
Management fees to affiliate	304	419	913	1,260
Operating expenses	706	391	1,332	1,189
General and administrative expenses	44	41	123	125
Total expenses	1,775	1,339	4,414	4,351
(Loss) gain on sale of oil and gas properties	-	(3)	-	2,599
(Loss) income from operations	(620)	14	(2,391)	2,725
Interest income	1	4	6	12
Net (loss) income	$(619)	$18	$(2,385)	$2,737

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2015 and 2014.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Number of wells producing	6	4	6	4
Total number of production days	502	305	960	892
Oil sales (in thousands of barrels)	22	11	36	32
Average oil price per barrel	$45	$96	$49	$100
Gas sales (in thousands of mcfs)	62	55	114	248
Average gas price per mcf	$1.97	$4.62	$2.10	$5.04

The number of wells producing, production days and sales volumes were impacted by the commencement of production of three wells in the Marmalard Project and one well in the Diller Project, as well as by the Alpha and Carrera projects, which reached the end of their productive lives in fourth quarter 2014. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2015 was $1.2 million, a decrease of $0.2 million from the three months ended September 30, 2014.  The decrease was attributable to decreased oil and gas prices totaling $1.3 million, partially offset by increased sales volume totaling $1.1 million. Oil and gas revenue for the nine months ended September 30, 2015 was $2.0 million, a decrease of $2.5 million from the nine months ended September 30, 2014.  The decrease was attributable to decreased oil and gas prices totaling $2.1 million coupled with decreased sales volume totaling $0.3 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended September 30, 2015 was $0.7 million, an increase of $0.2 million from the three months ended September 30, 2014.  The increase was attributable to an increase in production volumes totaling $0.3 million, partially offset by a decrease in average depletion rates totaling $0.1 million.  Depletion and amortization for the nine months ended September 30, 2015 was $2.0 million, an increase of $0.3 million from the nine months ended September 30, 2014.  The increase was attributable to adjustments to asset retirement obligations of $1.0 million, related to the Alpha and Carrera projects, partially offset by decreases in production volumes totaling $0.4 million and average depletion rates totaling $0.3 million.  The decreases in average depletion rates were primarily attributable to the composite of the Fund’s productive wells.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for the three months ended September 30, 2015 and 2014 were $0.3 million and $0.4 million, respectively. Management fees for the nine months ended September 30, 2015 and 2014 were $0.9 million and $1.3 million, respectively.   An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Lease operating expense	$606	$334	$1,046	$830
Accretion expense	-	-	170	-
Insurance expense	92	7	137	84
Workover expense and other	8	50	(21)	275
	$706	$391	$1,332	$1,189

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $19.84 per barrel of oil equivalent (“BOE”) and $20.81 per BOE during the three and nine months ended September 30, 2015, respectively, compared to $16.44 per BOE and $11.31 per BOE during the three and nine months ended September 30, 2014, respectively.  The increases are attributable to the impact of costs associated with the commencement of production for the Marmalard and Diller projects coupled with ongoing costs for wells that are no longer producing, including the Alpha Project.  Accretion expense related to the asset retirement obligations established for the Fund’s proved properties. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling. Insurance expense related to operating wells has been reclassified from “General and administrative expense” in prior year to “Operating expense” to correct prior period presentation.  Workover expense, which was principally related to the Carrera Project, represents costs to restore or stimulate production of existing reserves.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

(Loss) Gain on Sale of Oil and Gas Properties.  The Fund did not record a loss or gain on sale of oil and gas properties during the three and nine months ended September 30, 2015.  During the three months ended September 30, 2014, the Fund recorded a loss on sale of oil and gas properties resulting from post-closing adjustments to the Raven Project sale price.  During the nine months ended September 30, 2014, the Fund recorded a gain on sale of oil and gas properties of $2.6 million related to the Raven Project.  See “Business Update” for additional information regarding the sale.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the nine months ended September 30, 2015 were $0.1 million, related to operating expenses paid of $0.9 million and management fees of $0.9 million, partially offset by revenue received of $1.8 million.

Cash flows provided by operating activities for the nine months ended September 30, 2014 were $2.2 million, related to revenue received of $4.7 million, partially offset by management fees of $1.3 million, operating expenses paid of $1.0 million and general and administrative expenses paid of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2015 were $5.0 million, related to capital expenditures for oil and gas properties and investment in Delta House of $4.5 million, inclusive of advances, and investments in the salvage fund of $0.5 million.

Cash flows used in investing activities for the nine months ended September 30, 2014 were $2.0 million, related to capital expenditures for oil and gas properties and investment in Delta House of $3.9 million and investments in the salvage fund of $0.8 million, partially offset by proceeds from the sale of the Raven Project of $2.7 million.

Financing Cash Flows
There were no cash flows from financing activities for the nine months ended September 30, 2015.

Cash flows used in financing activities for the nine months ended September 30, 2014 were $1.7 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2015, the Fund had three properties, the Beta, Diller and Marmalard projects, for which additional development costs must be incurred. The Fund currently expects to spend an additional $11.8 million related to the development of these projects, which the Fund anticipates will include the development of twelve wells, four in the Beta Project and eight in the Diller and Marmalard projects, with related platform and pipeline infrastructure. During 2015, three wells in the Marmalard Project and one well in the Diller Project commenced production. See “Liquidity Needs” below for additional information.

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

As of September 30, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $15.3 million (which include asset retirement obligations for the Fund’s projects of $5.7 million), of which $5.2 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $9.3 million at September 30, 2015.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2015 and December 31, 2014 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2015 and December 31, 2014, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2015.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Y FUND, LLC
Dated:	October 29, 2015	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 29, 2015	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)