Form 10-Q
period 2016-06-30
RIDGEWOOD ENERGY Y FUND LLC
filed 2016-08-09
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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
Yes ☐     No ☒

As of August 9, 2016 the Fund had 492.3709 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$714	$1,462
Salvage fund	711	711
Production receivable	292	363
Total current assets	1,717	2,536
Salvage fund	2,067	1,850
Investment in Delta House	572	572
Oil and gas properties:
Proved properties	32,920	31,872
Less: accumulated depletion and amortization	(12,549)	(11,272)
Total oil and gas properties, net	20,371	20,600
Total assets	$24,727	$25,558

Liabilities And Members' Capital
Current liabilities:
Due to operators	$850	$487
Accrued expenses	77	92
Asset retirement obligations	711	711
Total current liabilities	1,638	1,290
Asset retirement obligations	3,282	3,282
Total liabilities	4,920	4,572
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(4,153)	(4,153)
Retained earnings	3,309	3,304
Manager's total	(844)	(849)
Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(25,174)	(25,174)
Accumulated deficit	(40,325)	(39,141)
Shareholders' total	20,651	21,835
Total members' capital	19,807	20,986
Total liabilities and members' capital	$24,727	$25,558

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue
Oil and gas revenue	$1,319	$623	$2,300	$868
Expenses
Depletion and amortization	590	1,231	1,277	1,325
Management fees to affiliate (Note 2)	305	305	609	609
Operating expenses	741	467	1,646	626
General and administrative expenses	37	39	72	79
Total expenses	1,673	2,042	3,604	2,639
Loss from operations	(354)	(1,419)	(1,304)	(1,771)
Other income
Dividend income	66	-	123	-
Interest income	1	2	2	5
Total other income	67	2	125	5
Net loss	$(287)	$(1,417)	$(1,179)	$(1,766)

Manager Interest
Net income (loss)	$42	$(16)	$5	$(54)

Shareholder Interest
Net loss	$(329)	$(1,401)	$(1,184)	$(1,712)
Net loss per share	$(668)	$(2,845)	$(2,404)	$(3,477)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(1,179)	$(1,766)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion and amortization	1,277	1,325
Accretion expense	-	170
Changes in assets and liabilities:
Decrease (increase) in production receivable	41	(129)
Decrease in other current assets	-	35
Increase in due to operators	136	29
Increase in accrued expenses	15	9
Net cash provided by (used in) operating activities	290	(327)

Cash flows from investing activities
Payments to operators for working interests
and expenditures	-	(186)
Capital expenditures for oil and gas properties
and investment in Delta House	(821)	(3,601)
Investments in salvage fund	(217)	(1)
Net cash used in investing activities	(1,038)	(3,788)

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(748)	(4,115)
Cash and cash equivalents, beginning of period	1,462	9,712
Cash and cash equivalents, end of period	$714	$5,597

Supplemental disclosure of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$390

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

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to the fair value of financial instruments, net property balances, determination of proved reserves, impairment of long-lived assets and asset retirement obligations. Actual results may differ from those estimates.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of June 30, 2016, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  As of June 30, 2016, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Investment in Delta House
The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by LLOG Exploration Company.  The Fund accounts for its investment in Delta House using the cost method of accounting for investments as it does not have the ability to exercise significant influence over such investment.  Under the cost method, the Fund recognizes an investment in the equity of an investee at cost.   The Fund recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition by the Fund.  Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment.  The Fund reviews its cost method investment for impairment at each reporting period and when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  As of June 30, 2016, there are no such events or changes in circumstances that indicate that the Fund’s investment in Delta House is impaired.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized.  The costs of exploratory wells are capitalized pending determination of whether proved reserves have been found.  If proved commercial reserves are not found, exploratory well costs are expensed as dry-hole costs.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs. Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity, transportation expense and workover efforts are expensed as incurred.

Once a well has been determined to be fully depleted or upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

As of June 30, 2016 and December 31, 2015, amounts recorded in due to operators totaling $0.3 million and $0.1 million, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund may be required to advance its share of the estimated succeeding month’s expenditures to the operator for its oil and gas properties. As the costs are incurred, the advances are reclassified to proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination of a property to be either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  As indicated above, the Fund maintains a salvage fund to provide for the funding of asset retirement obligations.

Syndication Costs
Syndication costs are direct costs incurred by the Fund in connection with the offering of the Fund’s shares, including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when oil and gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured.  The Fund uses the sales method of accounting for gas production imbalances.  The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties.  These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production.  The Fund’s recorded liability, if any, would be reflected in other liabilities.  No receivables are recorded for those wells where the Fund has taken less than its share of production.

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

Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires, among other things, companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income unless an election is made to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. This pronouncement is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption not permitted. The Fund is currently evaluating the impact of this guidance on its financial statements.

In 2014, the FASB issued accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. In 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the guidance. The Fund is currently evaluating the impact of this guidance on its financial statements.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees during each of the three and six months ended June 30, 2016 and 2015 were $0.3 million and $0.6 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. The Fund did not pay distributions during the three and six months ended June 30, 2016 and 2015.

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

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2016, the Fund had one property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend an additional $4.5 million (which includes asset retirement obligations) related to the development of the Beta Project, which the Fund anticipates will include the development of four wells with related platform and pipeline infrastructure.  During third quarter 2016, one well in the Beta Project commenced production.

As of June 30, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $12.7 million (which include asset retirement obligations for the Fund’s projects of $5.6 million), of which $3.5 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $9.9 million as of June 30, 2016.

Based upon its current cash position, its current reserve estimates and its current development plan of the Beta Project, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  However, if cash flow from operations is not sufficient to meet the Fund’s capital commitments, the Manager will take action, which may include adjusting its management fee temporarily to accommodate the Fund’s short-term capital commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  As of June 30, 2016 and December 31, 2015, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on March 25, 2008 to primarily acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  Distributions to shareholders are made in accordance with the Fund’s limited liability company agreement (the “LLC Agreement”). The Fund does not expect in the future to investigate or invest in any additional projects other than those in which it currently has a working interest. The Fund’s remaining capital has been fully allocated to complete such projects.

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

Since fourth quarter 2014, there has been a significant decline in oil and natural gas prices.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2016 and 2015 and the effect of such decreased average prices on the Fund’s results of operations.  If oil and natural gas prices continue to decline, even if only for a short period of time, the Fund’s results of operations and liquidity will continue to be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2016	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.0%	$12,914	$17,383
The Beta Project is expected to include the development of four wells.  Well #1 commenced production during third quarter 2016.  Well #2, which is currently drilling, is expected to commence production in fourth quarter 2016.  Wells #3 and #4 are expected to commence production in 2017. The Fund expects to spend $3.6 million for additional development costs and $0.9 million for asset retirement obligations.

Cobalt Project	12.0%	$5,683	$5,991
The Cobalt Project, a single-well project, commenced production in 2009.  Recompletions are planned for 2016, 2017 and 2019 at an estimated total cost of $0.1 million.  The Fund expects to spend $0.2 million for asset retirement obligations.

Diller Project	0.88%	$2,781	$3,930
The Diller Project is expected to include the development of two wells.  Well #1 commenced production during third quarter 2015.  Well #2 is expected to commence production in 2018.   The well is currently shut-in due to a mechanical issue and is expected to remain shut-in until remediation plans can be finalized and implemented, which will likely take one to three months.  The Fund expects to spend $0.7 million for additional development costs and $0.4 million for asset retirement obligations.

Liberty Project	3.0%	$4,506	$5,257
The Liberty Project, a single-well project, commenced production in 2010.  After various shut-ins in late-2015 and early-2016, due to third-party facilities' repair and maintenance activities, the well resumed production in early-May 2016.  A recompletion is planned for 2017 at an estimated cost of $0.1 million.  The Fund expects to spend $0.7 million for asset retirement obligations.

Marmalard Project	0.88%	$5,624	$9,235
The Marmalard Project is expected to include the development of six wells.  Wells #1, #2 and #3 commenced production during second quarter 2015.  Well #4 commenced production during fourth quarter 2015.  Additional wells are expected to commence production in 2017 and 2020.  The Fund expects to spend $2.5 million for additional development costs and $1.1 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2016 and 2015 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenue
Oil and gas revenue	$1,319	$623	$2,300	$868
Expenses
Depletion and amortization	590	1,231	1,277	1,325
Management fees to affiliate	305	305	609	609
Operating expenses	741	467	1,646	626
General and administrative expenses	37	39	72	79
Total expenses	1,673	2,042	3,604	2,639
Loss from operations	(354)	(1,419)	(1,304)	(1,771)
Other income
Dividend income	66	-	123	-
Interest income	1	2	2	5
Total other income	67	2	125	5
Net loss	$(287)	$(1,417)	$(1,179)	$(1,766)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2016 and 2015.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Number of wells producing	7	5	7	5
Total number of production days	521	245	1,062	421
Oil sales (in thousands of barrels)	24	9	51	14
Average oil price per barrel	$43	$60	$37	$55
Gas sales (in thousands of mcfs)	68	25	141	46
Average gas price per mcf	$2.21	$2.34	$2.08	$2.32

The increases noted in the above table were primarily related to the commencement of production of the Marmalard and Diller projects, partially offset by the Liberty Project, which has been shut-in for the majority of 2016. See additional discussion in “Business Update” section above.

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

Oil and gas revenue during the three months ended June 30, 2016 was $1.3 million, an increase of $0.7 million from the three months ended June 30, 2015.  The increase was attributable to increased sales volume totaling $1.0 million, partially offset by decreased oil and gas prices totaling $0.4 million.

Oil and gas revenue during the six months ended June 30, 2016 was $2.3 million, an increase of $1.4 million from the six months ended June 30, 2015.  The increase was attributable to increased sales volume totaling $2.3 million, partially offset by decreased oil and gas prices totaling $1.0 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended June 30, 2016 was $0.6 million, a decrease of $0.6 million from the three months ended June 30, 2015.  The decrease was primarily attributable to adjustments to asset retirement obligations related to fully depleted properties totaling $1.0 million, which were recorded in second quarter 2015, partially offset by an increase in production volumes totaling $0.3 million during second quarter 2016.

Depletion and amortization during the six months ended June 30, 2016 was $1.3 million, a decrease of $48 thousand from the six months ended June 30, 2015. The decrease was attributable to adjustments to asset retirement obligations related to fully depleted properties totaling $1.0 million, which were recorded in second quarter 2015, partially offset by increases in production volumes totaling $0.8 million and the average depletion rate totaling $0.2 million during 2016. The increase in the average depletion rate was primarily attributable to the onset of production of the Diller Project, which has higher cost of reserves.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.  Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Management Fees to Affiliate.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Lease operating expense	$604	$264	$1,394	$440
Transportation expense	79	-	169	-
Insurance expense	18	32	33	45
Accretion expense	-	170	-	170
Workover expense and other	40	1	50	(29)
	$741	$467	$1,646	$626

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

The average production cost, which includes lease operating expense, transportation expense and insurance expense, was $19.72 per barrel of oil equivalent (“BOE”) and $21.50 per BOE during the three and six months ended June 30, 2016, respectively, compared to $21.31 per BOE and $22.34 per BOE during the three and six months ended June 30, 2015, respectively.  The decreases are primarily attributable to the change in the composite of the Fund’s producing wells.

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities during the six months ended June 30, 2016 were $0.3 million, related to revenue received of $2.3 million and dividend income received of $0.1 million, partially offset by operating expenses of $1.5 million, management fees of $0.6 million and general and administrative expenses of $0.1 million.

Cash flows used in operating activities during the six months ended June 30, 2015 were $0.3 million, related to management fees of $0.6 million and operating expenses of $0.4 million, partially offset by revenue received of $0.7 million.

Investing Cash Flows
Cash flows used in investing activities during the six months ended June 30, 2016 were $1.0 million, related to capital expenditures for oil and gas properties and investment in Delta House of $0.8 million and investments in salvage fund of $0.2 million.

Cash flows used in investing activities during the six months ended June 30, 2015 were $3.8 million, primarily related to capital expenditures for oil and gas properties and investment in Delta House, inclusive of advances.

Financing Cash Flows
There were no cash flows from financing activities during the six months ended June 30, 2016 and 2015.

Estimated Capital Expenditures

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2016, the Fund had one property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend an additional $4.5 million (which includes asset retirement obligations) related to the development of the Beta Project, which the Fund anticipates will include the development of four wells with related platform and pipeline infrastructure.  During third quarter 2016, one well in the Beta Project commenced production. See “Business Update” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for information regarding the Fund’s current projects. See “Liquidity Needs” below for additional information.

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

As of June 30, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $12.7 million (which include asset retirement obligations for the Fund’s projects of $5.6 million), of which $3.5 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $9.9 million as of June 30, 2016.

Based upon its current cash position, its current reserve estimates and its current development plan of the Beta Project, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  However, if cash flow from operations is not sufficient to meet the Fund’s capital commitments, the Manager will take action, which may include adjusting its management fee temporarily to accommodate the Fund’s short-term capital commitments.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2016 and December 31, 2015 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of June 30, 2016 and December 31, 2015, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2016.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Y FUND, LLC

Dated:	August 9, 2016	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 9, 2016	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)