Form 10-Q
period 2016-09-30
RIDGEWOOD ENERGY Y FUND LLC
filed 2016-11-08
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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
 Yes ☐      No ☒

As of November 8, 2016 the Fund had 492.3709 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$35	$1,462
Salvage fund	711	711
Production receivable	519	363
Other current assets	84	-
Total current assets	1,349	2,536
Salvage fund	2,174	1,850
Investment in Delta House	462	572
Oil and gas properties:
Proved properties	33,525	31,872
Less: accumulated depletion and amortization	(13,203)	(11,272)
Total oil and gas properties, net	20,322	20,600
Total assets	$24,307	$25,558

Liabilities And Members' Capital
Current liabilities:
Due to operators	$613	$487
Accrued expenses	81	92
Asset retirement obligations	711	711
Total current liabilities	1,405	1,290
Asset retirement obligations	3,282	3,282
Total liabilities	4,687	4,572
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(4,153)	(4,153)
Retained earnings	3,389	3,304
Manager's total	(764)	(849)
Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(25,174)	(25,174)
Accumulated deficit	(40,592)	(39,141)
Shareholders' total	20,384	21,835
Total members' capital	19,620	20,986
Total liabilities and members' capital	$24,307	$25,558

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Oil and gas revenue	$1,453	$1,155	$3,753	$2,023
Expenses
Depletion and amortization	654	721	1,931	2,046
Management fees to affiliate (Note 2)	203	304	812	913
Operating expenses	685	706	2,331	1,332
General and administrative expenses	46	44	118	123
Total expenses	1,588	1,775	5,192	4,414
Loss from operations	(135)	(620)	(1,439)	(2,391)
Other (loss) income
Loss on investment in Delta House	(110)	-	(110)	-
Dividend income	58	-	181	-
Interest income	-	1	2	6
Total other (loss) income	(52)	1	73	6
Net loss	$(187)	$(619)	$(1,366)	$(2,385)

Manager Interest
Net income (loss)	$80	$8	$85	$(46)

Shareholder Interest
Net loss	$(267)	$(627)	$(1,451)	$(2,339)
Net loss per share	$(544)	$(1,275)	$(2,948)	$(4,752)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(1,366)	$(2,385)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion and amortization	1,931	2,046
Accretion expense	-	170
Loss on investment in Delta House	110	-
Changes in assets and liabilities:
Increase in production receivable	(186)	(213)
(Increase) decrease in other current assets	(84)	36
(Decrease) increase in due to operators	(21)	215
Increase in accrued expenses	19	49
Net cash provided by (used in) operating activities	403	(82)

Cash flows from investing activities
Payments to operators for working interests
and expenditures	-	(4)
Capital expenditures for oil and gas properties
and investment in Delta House	(1,506)	(4,504)
Investments in salvage fund	(324)	(455)
Net cash used in investing activities	(1,830)	(4,963)

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(1,427)	(5,045)
Cash and cash equivalents, beginning of period	1,462	9,712
Cash and cash equivalents, end of period	$35	$4,667

Supplemental disclosure of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$406

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

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to the fair value of financial instruments, depletion and amortization, determination of proved reserves, impairment of long-lived assets and asset retirement obligations. Actual results may differ from those estimates.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of September 30, 2016, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  As of September 30, 2016, the Fund’s bank balances were maintained in insured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, cash to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Investment in Delta House
The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by LLOG Exploration Company.  The Fund accounts for its investment in Delta House using the cost method of accounting for investments as it does not have the ability to exercise significant influence over such investment.  Under the cost method, the Fund recognizes an investment in the equity of an investee at cost.   The Fund recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition by the Fund.  Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment.  The Fund reviews its cost method investment for impairment at each reporting period and when an event or change in circumstances has occurred that may have significant adverse effect on the fair value of the investment. Losses on cost method investments including impairments that are deemed to be other than temporary are classified as non-operating losses in the Fund’s statements of operations.

As of September 30, 2016, the Fund invested a total of $0.6 million in Delta House and has received and recorded dividends totaling $0.3 million. During third quarter 2016, the Fund received an offer from a third party for the purchase of a portion of its investment in Delta House for $0.3 million in cash. The transaction closed pursuant to a unit purchase agreement with D-Day Offshore Holdings, LLC dated October 31, 2016. Certain other funds managed by the Manager were also parties to the agreement. The Fund adjusted the carrying value of its investment in Delta House as of September 30, 2016 to fair value, which was determined based on the third party offer and recorded a loss on investment for the quarter ended September 30, 2016. Such adjustment amounting to $0.1 million was included on the Fund’s statement of operations within “Loss on investment in Delta House”. Inputs used to estimate fair value of the investment in Delta House are categorized as level 3 in the fair value hierarchy.  After the sale the Fund will have received cash from its investment in Delta House totaling $0.6 million, of which $0.3 million relates to cash proceeds from the sale and $0.3 million relates to dividends, and will have a remaining carrying value for the investment in Delta House of $0.1 million.

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

As of September 30, 2016 and December 31, 2015, amounts recorded in due to operators totaling $0.3 million and $0.1 million, respectively, related to capital expenditures for oil and gas properties.

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

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities, other than offshore platforms. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs and costs to construct offshore platform and associated asset retirement costs. During the nine months ended September 30, 2015, the Fund recorded $1.0 million of depletion expense related to adjustments to asset retirement obligations for fully depleted properties.

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

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  In addition, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion. Such fee may be temporarily waived to accommodate the Fund’s short-term capital commitments. Management fees during the three and nine months ended September 30, 2016 were $0.2 million and $0.8 million, respectively. Management fees during the three and nine months ended September 30, 2015 were $0.3 million and $0.9 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. The Fund did not pay distributions during the three and nine months ended September 30, 2016 and 2015.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

In May 2015, Beta Sales & Transport, LLC (“Beta S&T”), a wholly-owned subsidiary of the Manager, was formed to act as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager (the “Ridgewood Beta Funds”) to facilitate the transportation and sale of oil and gas produced from the Beta Project. On June 1, 2016, the Ridgewood Beta Funds entered into a master agreement with Beta S&T in which Beta S&T will purchase from Ridgewood Beta Funds all of their interests in oil and gas produced at the Beta Project and sell such volumes to unrelated third party purchasers.

In February 2015, Delta House Sales & Transport, LLC (“Delta House S&T”), a wholly-owned subsidiary of the Manager, was formed to act as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager (the “Ridgewood Delta House Funds”) to facilitate the transportation and sale of oil and gas produced from the Diller and Marmalard projects. On April 11, 2016, the Ridgewood Delta House Funds entered into a master agreement with Delta House S&T in which Delta House S&T will purchase from Ridgewood Delta House Funds all of their interests in oil and gas produced at the Diller and Marmalard projects and sell such volumes to unrelated third party purchasers.

Pursuant to the master agreements, Beta S&T and Delta House S&T are pass-through entities such that they receive no benefit or compensation for the services provided under the agreements or under any other agreements they enter into with regards to the oil and gas purchased from the Ridgewood Beta Funds and Ridgewood Delta House Funds. Ridgewood Beta Funds and Ridgewood Delta House Funds indemnify, defend and hold harmless Beta S&T and Delta House S&T from and against all claims, liabilities, losses, causes of action, costs and expenses asserted against as a result of or arising from any act or omission, breach and claims for losses or damages arising out of their dealing with third parties with respect to the transportation, processing or sale of oil and gas from the Beta, Diller and Marmalard projects. The revenues from the sale of oil and gas to third party purchasers are recorded as oil and gas revenue in the statements of operations and expenses are recorded as operating expenses in the statements of operations.

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

As of September 30, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $12.0 million (which include asset retirement obligations for the Fund’s projects of $5.6 million), of which $4.3 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $9.2 million as of September 30, 2016.

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

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  As of September 30, 2016 and December 31, 2015, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Update on Regulations

On July 14, 2016, the U.S. Department of the Interior Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations.  Generally, the new NTL ended the practice of excusing for lessees of federal oil and gas leases, and owners of pipeline rights-of-way and rights-of use and easement on the Outer Continental Shelf (“Lessees”) from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, established new criteria for determining financial strength and additional security requirements of such Lessees,  provided acceptable forms of such additional security and replaced the waiver system with one of self-insurance.  The new rule became effective as of September 12, 2016 and the Fund, as well as most industry participants, are working with the BOEM, their operators and working interest partners to determine and agree upon the correct level of decommissioning obligations to which they may be liable and the manner in which such obligations will be secured.

Commodity Price Changes

Changes in commodity prices may significantly affect liquidity and expected operating results.  Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable.  Significant declines in prices could result in non-cash charges to earnings due to impairment.

Since fourth quarter 2014, there has been a significant decline in oil and natural gas prices.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2016 and 2015 and the effect of such decreased average prices on the Fund’s results of operations.  If oil and natural gas prices continue to decline, even if only for a short period of time, the Fund’s results of operations and liquidity will continue to be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2016	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.0%	$13,517	$17,383
The Beta Project is expected to include the development of four wells.  Well #1 commenced production during third quarter 2016.  Well #2, which is currently progressing completion operations, is expected to commence production in fourth quarter 2016.  Wells #3 and #4 are expected to commence production in 2017. The Fund expects to spend $3.0 million for additional development costs and $0.9 million for asset retirement obligations.

Cobalt Project	12.0%	$5,683	$5,991
The Cobalt Project, a single-well project, commenced production in 2009.  Recompletions are planned for 2016, 2017 and 2019 at an estimated total cost of $0.1 million.  The Fund expects to spend $0.2 million for asset retirement obligations.

Diller Project	0.88%	$2,782	$3,932
The Diller Project is expected to include the development of two wells.  Well #1 commenced production during third quarter 2015.  Well #2 is expected to commence production in 2018. Well #1, which  is currently shut-in, is expected to resume production in fourth quarter 2016 after well hydrate remediation work is completed. The Fund expects to spend $0.8 million for additional development costs and $0.4 million for asset retirement obligations.

Liberty Project	3.0%	$4,506	$5,167
The Liberty Project, a single-well project, commenced production in 2010.  After various shut-ins in late-2015 and early-2016, due to third-party facilities' repair and maintenance activities, the well resumed production in early-May 2016.  A smart recompletion is planned for 2017 with no costs to the Fund.  The Fund expects to spend $0.7 million for asset retirement obligations.

Marmalard Project	0.88%	$5,626	$9,237
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

Sale of Investment in Delta House

As of September 30, 2016, the Fund invested a total of $0.6 million in Delta House and has received and recorded dividends totaling $0.3 million. During third quarter 2016, the Fund received an offer from a third party for the purchase of a portion of its investment in Delta House for $0.3 million in cash. The transaction closed pursuant to a unit purchase agreement with D-Day Offshore Holdings, LLC dated October 31, 2016. Certain other funds managed by the Manager were also parties to the agreement. The Fund adjusted the carrying value of its investment in Delta House as of September 30, 2016 to fair value, which was determined based on the third party offer and recorded a loss on investment for the quarter ended September 30, 2016. Such adjustment amounting to $0.1 million was included on the Fund’s statement of operations within “Loss on investment in Delta House”. Inputs used to estimate fair value of the investment in Delta House are categorized as level 3 in the fair value hierarchy.  After the sale the Fund will have received cash from its investment in Delta House totaling $0.6 million, of which $0.3 million relates to cash proceeds from the sale and $0.3 million relates to dividends, and will have a remaining carrying value for the investment in Delta House of $0.1 million.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2016 and 2015 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue
Oil and gas revenue	$1,453	$1,155	$3,753	$2,023
Expenses
Depletion and amortization	654	721	1,931	2,046
Management fees to affiliate	203	304	812	913
Operating expenses	685	706	2,331	1,332
General and administrative expenses	46	44	118	123
Total expenses	1,588	1,775	5,192	4,414
Loss from operations	(135)	(620)	(1,439)	(2,391)
Other (loss) income
Loss on investment in Delta House	(110)	-	(110)	-
Dividend income	58	-	181	-
Interest income	-	1	2	6
Total other (loss) income	(52)	1	73	6
Net loss	$(187)	$(619)	$(1,366)	$(2,385)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2016 and 2015.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Number of wells producing	8	6	8	6
Total number of production days	596	502	1,672	960
Oil sales (in thousands of barrels)	29	22	80	36
Average oil price per barrel	$43	$45	$39	$49
Gas sales (in thousands of mcfs)	72	62	212	114
Average gas price per mcf	$2.60	$1.97	$2.25	$2.10

The increases noted in the above table were primarily related to the commencement of production of the Beta, Marmalard and Diller projects, partially offset by the Liberty Project, which had been shut-in during the early part of 2016. See additional discussion in “Business Update” section above.

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

Oil and gas revenue during the three months ended September 30, 2016 was $1.5 million, an increase of $0.3 million from the three months ended September 30, 2015.  The increase was attributable to increased sales volume totaling $0.3 million, partially offset by decreased oil prices totaling $0.1 million.

Oil and gas revenue during the nine months ended September 30, 2016 was $3.8 million, an increase of $1.7 million from the nine months ended September 30, 2015.  The increase was attributable to increased sales volume totaling $2.5 million, partially offset by decreased oil prices totaling $0.9 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended September 30, 2016 was $0.7 million, a decrease of $0.1 million from the three months ended September 30, 2015.  The decrease was primarily attributable to a decrease in the average depletion rate totaling $0.3 million, partially offset by an increase in production volumes totaling $0.2 million.

Depletion and amortization during the nine months ended September 30, 2016 was $1.9 million, a decrease of $0.1 million from the nine months ended September 30, 2015. The decrease was attributable to adjustments to asset retirement obligations related to fully depleted properties totaling $1.0 million, which were recorded in second quarter 2015, coupled with a decrease in the average depletion rate totaling $0.2 million. These decreases were partially offset by an increase in production volumes totaling $1.1 million.

The decreases in the average depletion rates were primarily attributable to lower cost of reserves from the Marmalard and Diller projects, partially offset by the onset of production of the Beta Project.  See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.  Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Management Fees to Affiliate.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.  Such fee may be temporarily waived to accommodate the Fund’s short-term capital commitments.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Lease operating expense	$518	$606	$1,912	$1,046
Transportation expense	82	-	251	-
Insurance expense	69	92	102	137
Accretion expense	-	-	-	170
Workover expense and other	16	8	66	(21)
	$685	$706	$2,331	$1,332

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

The average production cost, which includes lease operating expense, transportation expense and insurance expense, was $16.35 per barrel of oil equivalent (“BOE”) and $19.60 per BOE during the three and nine months ended September 30, 2016, respectively, compared to $19.84 per BOE and $20.81 per BOE during the three and nine months ended September 30, 2015, respectively.  The decreases are primarily attributable to the Marmalard and Diller projects, which had higher production costs per BOE in 2015 due to the impact of costs associated with the projects’ onset of production, partially offset by the impact of costs associated with the commencement of production for the Beta Project during third quarter 2016.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Loss on Investment in Delta House. During the three and nine months ended September 30, 2016, the Fund recognized a loss on investment of $0.1 million related to its investment in Delta House. See Note 1 of “Notes to Unaudited Condensed Financial Statements” - “Organization and Summary of Significant Accounting Policies” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for more information regarding the Investment in Delta House. There were no such amounts recorded during the three and nine months ended September 30, 2015.

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities during the nine months ended September 30, 2016 were $0.4 million, related to revenue received of $3.6 million and dividend income received of $0.2 million, partially offset by operating expenses of $2.4 million, management fees of $0.8 million and general and administrative expenses of $0.1 million.

Cash flows used in operating activities during the nine months ended September 30, 2015 were $0.1 million, related to operating expenses of $0.9 million and management fees of $0.9 million, partially offset by revenue received of $1.8 million.

Investing Cash Flows
Cash flows used in investing activities during the nine months ended September 30, 2016 were $1.8 million, related to capital expenditures for oil and gas properties of $1.5 million and investments in salvage fund of $0.3 million.

Cash flows used in investing activities during the nine months ended September 30, 2015 were $5.0 million, related to capital expenditures for oil and gas properties and investment in Delta House of $4.5 million, inclusive of advances, and investments in salvage fund of $0.5 million.

Financing Cash Flows
There were no cash flows from financing activities during the nine months ended September 30, 2016 and 2015.

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

As of September 30, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $12.0 million (which include asset retirement obligations for the Fund’s projects of $5.6 million), of which $4.3 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $9.2 million as of September 30, 2016.

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

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. However, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion. Such fee may be temporarily waived to accommodate the Fund’s short-term capital commitments.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2016 and December 31, 2015 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of September 30, 2016 and December 31, 2015, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2016.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Y FUND, LLC
Dated:	November 8, 2016	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2016	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)