Form 10-Q
period 2017-09-30
RIDGEWOOD ENERGY Y FUND LLC
filed 2017-11-07
CIK 1434070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 7, 2017 there were 492.3709 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,885	$297
Salvage fund	1,853	399
Production receivable	779	706
Other current assets	107	157
Total current assets	5,624	1,559
Salvage fund	839	2,187
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	35,759	33,914
Less: accumulated depletion and amortization	(18,033)	(14,083)
Total oil and gas properties, net	17,726	19,831
Total assets	$24,308	$23,696

Liabilities And Members' Capital
Current liabilities:
Due to operators	$788	$737
Accrued expenses	73	73
Asset retirement obligations	1,853	399
Total current liabilities	2,714	1,209
Asset retirement obligations	1,328	3,039
Other liabilities	40	40
Total liabilities	4,082	4,288
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(4,153)	(4,153)
Retained earnings	4,151	3,494
Manager's total	(2)	(659)
Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(25,174)	(25,174)
Accumulated deficit	(40,748)	(40,909)
Shareholders' total	20,228	20,067
Total members' capital	20,226	19,408
Total liabilities and members' capital	$24,308	$23,696

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Oil and gas revenue	$2,419	$1,453	$7,260	$3,753
Expenses
Depletion and amortization	844	654	3,760	1,931
Management fees to affiliate (Note 2)	265	203	796	812
Operating expenses	554	685	1,781	2,331
General and administrative expenses	38	46	127	118
Total expenses	1,701	1,588	6,464	5,192
Income (loss) from operations	718	(135)	796	(1,439)
Other income (loss)
Loss on investment in Delta House	-	(110)	-	(110)
Dividend income	7	58	19	181
Interest income	1	-	3	2
Total other income (loss)	8	(52)	22	73
Net income (loss)	$726	$(187)	$818	$(1,366)

Manager Interest
Net income	$230	$80	$657	$85

Shareholder Interest
Net income (loss)	$496	$(267)	$161	$(1,451)
Net income (loss) per share	$1,008	$(544)	$328	$(2,948)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2017	2016

Cash flows from operating activities
Net income (loss)	$818	$(1,366)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	3,760	1,931
Accretion expense	47	-
Loss on investment in Delta House	-	110
Changes in assets and liabilities:
Increase in production receivable	(73)	(186)
Decrease (increase) in other current assets	50	(84)
Decrease in due to operators	(1)	(21)
Increase in accrued expenses	-	19
Settlement of asset retirement obligation	(123)	-
Net cash provided by operating activities	4,478	403

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,784)	(1,506)
Increase in salvage fund	(106)	(324)
Net cash used in investing activities	(1,890)	(1,830)

Cash flows from financing activities	-	-

Net increase (decrease) in cash and cash equivalents	2,588	(1,427)
Cash and cash equivalents, beginning of period	297	1,462
Cash and cash equivalents, end of period	$2,885	$35

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$467	$254

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

Summary of Significant Accounting Policies
The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2016 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2017.

Investment in Delta House
The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by LLOG Exploration Company. The Fund accounts for its investment in Delta House using the cost method of accounting for investments as it does not have the ability to exercise significant influence over such investment.  Under the cost method, the Fund recognizes an investment in the equity of an investee at cost.   The Fund reviews its cost method investment for impairment at each reporting period and when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Losses on cost method investments including impairments that are deemed to be other than temporary are classified as non-operating losses in the Fund’s statements of operations. During the three and nine months ended September 30, 2017, there were no such events or changes in circumstances that indicate that the Fund’s investment in Delta House is impaired.

As of September 30, 2016, the Fund invested a total of $0.6 million in Delta House and had received and recorded dividends totaling $0.3 million. During third quarter 2016, the Fund received an offer from a third party for the purchase of approximately 74% of its investment for $0.3 million in cash. The transaction closed pursuant to a unit purchase agreement with D-Day Offshore Holdings, LLC dated October 31, 2016. Certain other funds managed by the Manager were also parties to this unit purchase agreement. The Fund adjusted the carrying value of its investment in Delta House in third quarter 2016 to fair value, which was determined based on the third party sale and recorded a loss on investment during the three and nine months ended September 30, 2016 of $0.1 million. The loss was included on the Fund’s statement of operations within “Loss on investment in Delta House”. There was no such amount recorded during the three and nine months ended September 30, 2017.  Inputs used to estimate fair value of the investment in Delta House are categorized as Level 3 in the fair value hierarchy.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  At least bi-annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary.  The following table presents changes in asset retirement obligations during the nine months ended September 30, 2017 and 2016.

	2017	2016
	(in thousands)
Balance, beginning of period	$3,438	$3,993
Liabilities incurred	2	-
Liabilities settled	(123)	-
Accretion expense	47	-
Revision of estimates	(183)	-
Balance, end of period	$3,181	$3,993

During the nine months ended September 30, 2017, the Fund recorded credits to depletion expense totaling $0.2 million related to an adjustment to the asset retirement obligation for a fully depleted property. The Fund maintains a salvage fund to provide for the funding of asset retirement obligations.

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

Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires, among other things, companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income unless an election is made to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. This pronouncement is effective for the Fund in the first quarter of 2018. Early adoption is not permitted. The Fund does not expect the accounting guidance will have a material impact on its financial statements upon adoption.

In May 2014, the FASB issued accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. In July 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In March 2016, the FASB issued accounting guidance, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued guidance on identifying performance obligations and licensing and in May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the guidance.  The accounting guidance may be applied either retrospectively or through the use of a modified-retrospective method. The Fund has substantially completed the evaluation of the accounting guidance and currently expects the adoption of the accounting guidance will not have a material impact on the Fund’s financial statements. Under the new accounting guidance, the revenue associated with the Fund’s existing contracts will be recognized in the period that control of the related commodity is transferred to the customer, which is generally consistent with its current revenue recognition model. The Fund will adopt the new accounting guidance using the modified retrospective method at the date of adoption, which is January 1, 2018.  Although the Fund has not identified changes to its revenue recognition that would result in a material cumulative effect adjustment to retained earnings on January 1, 2018, the Fund expects the adoption of the accounting guidance will result in enhanced disclosures related to revenue recognition policies, the Fund’s performance obligations and significant judgments used in applying the new revenue recognition accounting guidance.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  In addition, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion. Such fee may be temporarily waived to accommodate the Fund’s short-term capital commitments.  Management fees during the three and nine months ended September 30, 2017 were $0.3 million and $0.8 million, respectively.  Management fees during the three and nine months ended September 30, 2016 were $0.2 million and $0.8 million, respectively.

The Manager is also entitled to receive a 15% interest in cash distributions from operations made by the Fund. The Fund did not pay distributions during the three and nine months ended September 30, 2017 and 2016.

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

Capital Commitments
As of September 30, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $9.4 million (which include asset retirement obligations for the Fund’s projects of $5.0 million), of which $3.0 million is expected to be spent during the next twelve months primarily related to the additional development costs for the Beta Project. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

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

Environmental and Governmental Regulations
Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2017 and December 31, 2016, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. Despite operating in a sustained lower commodity price environment, the Fund continued to advance the development of the Beta Project, which commenced production during the second half of 2016. The Fund has suspended distributions and continues to conserve cash to provide for the continued development of the Beta Project.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2017 and 2016 and the effect of such average prices on the Fund’s results of operations.  If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2017	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.0%	$16,159	$18,539
The Beta Project is expected to include the development of five wells. Wells #1 and #2 commenced production during third quarter 2016 and fourth quarter 2016, respectively. Wells #3 and #4 commenced production during second quarter 2017 and third quarter 2017, respectively. Well #5 began drilling in third quarter 2017 and is expected to commence production in first quarter 2018. The Fund expects to spend $1.5 million for additional development costs and $0.9 million for asset retirement obligations.

Cobalt Project	12.0%	$5,683	$5,955
The Cobalt Project, a single-well project, commenced production in 2009. Recompletions are planned for 2018 at estimated total costs of $0.1 million. The Fund expects to spend $0.2 million for asset retirement obligations.

Diller Project	0.88%	$2,770	$3,865
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
The Liberty Project, a single-well project, commenced production in 2010. After various shut-ins in late-2015 and early-2016, due to third-party facilities' repair and maintenance activities, the well resumed production in early-May 2016. The well was shut-in again in late-June 2017 due to gas dehydration unit work, resuming production in late-September 2017. The operator is currently flowing the well's current zone together with the behind-pipe zone at no cost to the Fund. The Fund expects to spend $0.7 million for asset retirement obligations.

Marmalard Project	0.88%	$5,552	$8,753
The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Additional wells are expected to commence production in 2019 and 2020. The Fund expects to spend $2.1 million for additional development costs and $1.1 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2017 and 2016, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue
Oil and gas revenue	$2,419	$1,453	$7,260	$3,753
Expenses
Depletion and amortization	844	654	3,760	1,931
Management fees to affiliate	265	203	796	812
Operating expenses	554	685	1,781	2,331
General and administrative expenses	38	46	127	118
Total expenses	1,701	1,588	6,464	5,192
Income (loss) from operations	718	(135)	796	(1,439)
Other income (loss)
Loss on investment in Delta House	-	(110)	-	(110)
Dividend income	7	58	19	181
Interest income	1	-	3	2
Total other income (loss)	8	(52)	22	73
Net income (loss)	$726	$(187)	$818	$(1,366)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2017 and 2016.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Number of wells producing	11	8	11	8
Total number of production days	825	596	2,412	1,672
Oil sales (in thousands of barrels)	45	29	135	80
Average oil price per barrel	$46	$43	$47	$39
Gas sales (in thousands of mcfs)	93	72	284	212
Average gas price per mcf	$3.42	$2.60	$3.23	$2.25

The increases in the above table were primarily related to the commencement of production of four wells in the Beta Project, two wells during the second half of 2016 and two wells during 2017, coupled with the Diller Project, which was shut-in in late 2016.  In addition, the increases in gas sales were also attributable to the Marmalard Project, which did not produce NGLs during third quarter 2016 due to third-party facilities’ repair and maintenance activities. These increases were partially offset by the Liberty Project, which was shut-in during the majority of third quarter 2017.  See additional discussion in “Business Update” section above.

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

Oil and gas revenue during the three months ended September 30, 2017 was $2.4 million, an increase of $1.0 million from the three months ended September 30, 2016.  The increase was attributable to increased sales volume totaling $0.7 million coupled with increased oil and gas prices totaling $0.3 million.

Oil and gas revenue during the nine months ended September 30, 2017 was $7.3 million, an increase of $3.5 million from the nine months ended September 30, 2016.  The increase was attributable to increased sales volume totaling $2.3 million coupled with increased oil and gas prices totaling $1.3 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended September 30, 2017 was $0.8 million, an increase of $0.2 million from the three months ended September 30, 2016.  The increase was attributable to an increase in production volumes totaling $0.3 million, partially offset by a decrease in the average depletion rate totaling $0.1 million.  The decrease in the average depletion rate was primarily attributable to the Liberty Project, which was shut-in during the majority of third quarter 2017.

Depletion and amortization during the nine months ended September 30, 2017 was $3.8 million, an increase of $1.8 million from the nine months ended September 30, 2016.  The increase was attributable to an increase in production volumes totaling $1.1 million coupled with an increase in the average depletion rate totaling $0.9 million, partially offset by an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.2 million.  The increase in the average depletion rate was primarily attributable to the onset of production of the Beta Project, partially offset by the lower cost of reserves from the Diller and Marmalard projects.

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

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Lease operating expense	$378	$518	$1,155	$1,912
Transportation and processing expense	109	82	337	251
Insurance expense	53	69	137	102
Workover expense	(6)	6	91	33
Accretion expense	15	-	47	-
Other	5	10	14	33
	$554	$685	$1,781	$2,331

Lease operating expense and transportation and processing expense relates to the Fund’s producing properties.  Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling. Workover expense, which represents costs to restore or stimulate production of existing reserves, primarily relates to the Beta, Diller and Marmalard projects.  Accretion expense relates to the asset retirement obligations established for the Fund’s proved properties.

The average production cost, which includes lease operating expense, transportation and processing expense and insurance expense, was $8.94 per barrel of oil equivalent (“BOE”) and $8.95 per BOE during the three and nine months ended September 30, 2017, respectively, compared to $16.35 per BOE and $19.60 per BOE during the three and nine months ended September 30, 2016, respectively.  The decreases were primarily attributable to the Beta, Diller and Marmalard projects, which had lower cost per BOE in 2017.

The Beta Project, which commenced production in third quarter 2016, has lower cost per BOE as compared to other projects due to the processing of production through its standalone facility. The production costs per BOE may decline over time as throughput increases from the project or other projects expected to tie-in to the facility.  The Diller and Marmalard projects had lower cost per BOE as a result of a reduction in production handling fees from $15.50 per BOE to $4.50 per BOE effective December 2016. The production handling fees for the Diller and Marmalard projects decline over time as certain production hurdles are met in accordance with their production handling agreement relating to the Delta House production facility.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Loss on Investment in Delta House. During the three and nine months ended September 30, 2016, the Fund recognized a loss on investment of $0.1 million related to its investment in Delta House.  See Note 1 of “Notes to Unaudited Condensed Financial Statements” - “Organization and Summary of Significant Accounting Policies” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for more information regarding the Investment in Delta House. There were no such amounts recorded during the three and nine months ended September 30, 2017.

Dividend Income.  Dividend income is related to the Fund’s investment in Delta House.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities during the nine months ended September 30, 2017 were $4.5 million, related to revenue received of $7.2 million, partially offset by operating expenses of $1.7 million, management fees of $0.8 million, general and administrative expenses of $0.1 million and the settlement of an asset retirement obligation of $0.1 million.

Cash flows provided by operating activities during the nine months ended September 30, 2016 were $0.4 million, related to revenue received of $3.6 million and dividend income received of $0.2 million, partially offset by operating expenses of $2.4 million, management fees of $0.8 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities during the nine months ended September 30, 2017 were $1.9 million, related to capital expenditures for oil and gas properties of $1.8 million and investments in salvage fund of $0.1 million.

Cash flows used in investing activities during the nine months ended September 30, 2016 were $1.8 million, related to capital expenditures for oil and gas properties of $1.5 million and investments in salvage fund of $0.3 million.

Financing Cash Flows
There were no cash flows from financing activities during the nine months ended September 30, 2017 and 2016.

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

As of September 30, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $9.4 million (which include asset retirement obligations for the Fund’s projects of $5.0 million), of which $3.0 million is expected to be spent during the next twelve months primarily related to the additional development costs for the Beta Project. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager will temporarily waive all or a portion of the management fee as well as provide short-term financing to accommodate the Fund’s short-term commitments if needed.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2017 and December 31, 2016 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of September 30, 2017 and December 31, 2016, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2017.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Y FUND, LLC

Dated:	November 7, 2017	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 7, 2017	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)