Form 10-Q
period 2018-09-30
RIDGEWOOD ENERGY Y FUND LLC
filed 2018-11-09
CIK 1434070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2018 there were 492.3709 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Y FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$5,470	$3,778
Salvage fund	1,760	2,226
Production receivable	916	1,054
Other current assets	98	80
Total current assets	8,244	7,138
Salvage fund	1,199	575
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	32,396	36,013
Less: accumulated depletion and amortization	(16,755)	(19,185)
Total oil and gas properties, net	15,641	16,828
Total assets	$25,203	$24,660

Liabilities And Members' Capital
Current liabilities:
Due to operators	$1,026	$799
Accrued expenses	54	60
Asset retirement obligations	1,760	2,226
Other current liabilities	40	40
Total current liabilities	2,880	3,125
Asset retirement obligations	1,112	586
Total liabilities	3,992	3,711
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(4,511)	(4,153)
Retained earnings	5,296	4,420
Manager's total	785	267
Shareholders:
Capital contributions (500 shares authorized;
492.3709 issued and outstanding)	97,818	97,818
Syndication costs	(11,668)	(11,668)
Distributions	(27,202)	(25,174)
Accumulated deficit	(38,522)	(40,294)
Shareholders' total	20,426	20,682
Total members' capital	21,211	20,949
Total liabilities and members' capital	$25,203	$24,660

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Oil and gas revenue	$3,366	$2,419	$8,411	$7,260
Expenses
Depletion and amortization	1,032	844	3,399	3,760
Management fees to affiliate (Note 3)	265	265	796	796
Operating expenses	574	554	1,447	1,781
General and administrative expenses	47	38	142	127
Total expenses	1,918	1,701	5,784	6,464
Income from operations	1,448	718	2,627	796
Other income
Dividend income	4	7	10	19
Interest income	6	1	11	3
Total other income	10	8	21	22
Net income	$1,458	$726	$2,648	$818

Manager Interest
Net income	$364	$230	$876	$657

Shareholder Interest
Net income	$1,094	$496	$1,772	$161
Net income per share	$2,222	$1,008	$3,599	$328

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Y FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$2,648	$818
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	3,399	3,760
Accretion expense	27	47
Changes in assets and liabilities:
Decrease (increase) in production receivable	138	(73)
(Increase) decrease in other current assets	(18)	50
Increase (decrease) in due to operators	40	(1)
Decrease in accrued expenses	(6)	-
Settlement of asset retirement obligations	(20)	(123)
Net cash provided by operating activities	6,208	4,478

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,972)	(1,784)
Increase in salvage fund	(158)	(106)
Net cash used in investing activities	(2,130)	(1,890)

Cash flows from financing activities
Distributions	(2,386)	-
Net cash used in financing activities	(2,386)	-

Net increase in cash and cash equivalents	1,692	2,588
Cash and cash equivalents, beginning of period	3,778	297
Cash and cash equivalents, end of period	$5,470	$2,885

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$687	$467

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2017 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2018, except as noted below for investment in Delta House and revenue recognition. See Note 2. “Revenue Recognition” for discussion of the Fund’s updated accounting policies related to revenue recognition for revenue from contracts with customers.

Fair Value Measurements

The Fund follows the accounting guidance for fair value measurement for measuring fair value of assets and liabilities in its financial statements. The Fund’s financial instruments consist of cash and cash equivalents, salvage fund, production receivable, other current assets, investment in Delta House, due to operators, accrued expenses and other current liabilities. Except for investment in Delta House, the carrying amounts of these instruments approximate fair value due to their short-term nature. The Fund’s salvage fund is a separate interest-bearing account that has no restrictions on withdrawals, therefore its carrying amount approximates fair value. The Fund’s investment in Delta House is valued using the measurement alternative for investment in other entities (see “Investment in Delta House” below for additional information). The Fund applies the provisions of the fair value measurement accounting guidance to its non-financial assets and liabilities, such as oil and gas properties and asset retirement obligations, on a non-recurring basis.

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by LLOG Exploration Offshore, L.L.C. Upon adoption of the new accounting guidance on financial instruments on January 1, 2018, the Fund elected the measurement alternative to record the investment in Delta House at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. Losses on investments, including impairments, are classified as non-operating losses in the Fund’s statements of operations. During each of the three and nine months ended September 30, 2018 and 2017, there were no impairments of the Fund’s investment in Delta House.

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

	Nine months ended September 30,
	2018	2017
	(in thousands)
Balance, beginning of period	$2,812	$3,438
Liabilities incurred	53	2
Liabilities settled	(20)	(123)
Accretion expense	27	47
Revision of estimates	-	(183)
Balance, end of period	$2,872	$3,181

During the nine months ended September 30, 2017, the Fund recorded credits to depletion expense totaling $0.2 million related to an adjustment to the asset retirement obligation for a fully depleted property.

Impairment of Long-Lived Assets

The Fund reviews the carrying value of its oil and gas properties for impairment whenever events and circumstances indicate that the recorded carrying value of the assets may not be recoverable. Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value of the assets at the time of the review. If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the asset is written down to estimated fair value, which is determined using a valuation technique that considers both market and income approaches and uses Level 3 inputs. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.

There were no impairments of oil and gas properties during each of the three and nine months ended September 30, 2018 and 2017. Fluctuations in oil and natural gas prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on fair value measurement, which adds, among other things, disclosure requirements for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This accounting guidance is effective for the Fund in the first quarter 2020 with early adoption permitted. The Fund does not expect this accounting guidance will have a material impact on its financial statements upon adoption.

In January 2016, the FASB issued accounting guidance on financial instruments, as amended in February 2018, that requires, among other things, companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income unless an election is made to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. This pronouncement was effective for the Fund in first quarter of 2018 and early adoption was not permitted. The amendments are effective in third quarter of 2018, however early adoption is permitted. The Fund adopted the accounting guidance on January 1, 2018, as well as the amendments issued in February 2018 in third quarter of 2018, and it did not have an impact on the Fund’s investment in other entities (see “Investment in Delta House” above).

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

Under the Fund’s natural gas processing contracts, the Fund delivers natural gas to a midstream processing company at the inlet of the midstream processing company’s facility. The midstream processing company gathers and processes the natural gas and remits the proceeds to the Fund for the sale of NGLs. In this type of arrangement, the Fund evaluates whether it is the principal or agent in the transaction. The Fund concluded that it is the principal and the ultimate third-party purchaser is the customer, therefore, the Fund recognizes revenue on a gross basis, with transportation, gathering and processing fees recorded as an expense within operating expenses in the statements of operations.

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

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, however, the Manager is permitted to waive the management fee at its own discretion. Therefore, the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and nine months ended September 30, 2018 and 2017 were $0.3 million and $0.8 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and nine months ended September 30, 2018 were $0.3 million and $0.4 million, respectively. The Fund did not pay distributions during the three and nine months ended September 30, 2017.

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

Capital Commitments

As of September 30, 2018, the Fund’s estimated capital commitments related to its oil and gas properties were $9.0 million (which include asset retirement obligations for the Fund’s projects of $4.1 million), of which $3.9 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Fund’s producing projects.

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

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2018 and December 31, 2017, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. Despite operating in a volatile oil and natural gas commodity price environment, the Fund continued to advance the development of the Beta Project, which commenced production in 2016. The Fund continues to conserve cash to provide for the continued development of the Beta Project.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2018 and 2017 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2018	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.0%	$18,672	$21,553	The Beta Project is expected to include the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in second quarter 2017 and third quarter 2017, respectively. Wells #5 and #6 commenced production in first quarter 2018 and third quarter 2018, respectively. Well #7, which began drilling in third quarter 2018, is expected to commence production in first quarter 2019. The Fund expects to spend $2.0 million for additional development costs and $0.9 million for asset retirement obligations.
Diller Project	0.88%	$2,987	$4,521	The Diller Project is expected to include the development of three wells. Well #1 commenced production in 2015. Well #2, which completed drilling in third quarter 2018, is expected to commence production in second quarter 2020. Well #3 is expected to commence production in fourth quarter 2020. The Fund expects to spend $1.2 million for additional development costs and $0.3 million for asset retirement obligations.
Liberty Project	3.0%	$4,506	$4,903	The Liberty Project, a single-well project, commenced production in 2010. The Fund expects to spend $0.4 million for asset retirement obligations.
Marmalard Project	0.88%	$5,597	$7,803	The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Additional wells are expected to commence production in 2021. Two wells, which were shut-in during early-December 2017 awaiting replacement of well jumpers, resumed production in third quarter 2018. The Fund expects to spend $1.7 million for additional development costs and $0.5 million for asset retirement obligations.
Fully Depleted Properties
Cobalt Project	12.0%	$5,683	$5,847	The Cobalt Project, a single-well project, commenced production in 2009. The Fund went non-consent to a lease saving operation, which has not yet been performed by the operator. The well reached the end of its productive life in third quarter 2018. The Fund expects to spend $0.2 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2018 and 2017, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		(in thousands)
Revenue
Oil and gas revenue	$3,366	$2,419	$8,411	$7,260
Expenses
Depletion and amortization	1,032	844	3,399	3,760
Management fees to affiliate	265	265	796	796
Operating expenses	574	554	1,447	1,781
General and administrative expenses	47	38	142	127
Total expenses	1,918	1,701	5,784	6,464
Income from operations	1,448	718	2,627	796
Other income
Dividend income	4	7	10	19
Interest income	6	1	11	3
Total other income	10	8	21	22
Net income	$1,458	$726	$2,648	$818

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2018 and 2017. Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Number of wells producing	12	11	13	11
Total number of production days	839	825	2,185	2,412
Oil sales (in thousands of barrels)	43	45	116	135
Average oil price per barrel	$70	$46	$66	$47
Gas sales (in thousands of mcfs)	90	93	232	284
Average gas price per mcf	$3.88	$3.42	$3.58	$3.23

The production-related decreases in the above table were primarily related to the extended shut-ins of two wells in the Marmalard Project due to replacement of well jumpers during the first half of 2018, coupled with the Diller Project, which was shut-in periodically during second quarter 2018 due to hydrate issues. In addition, the Beta Project experienced shut-ins during third quarter 2018 due to facility downtime. These decreases were partially offset by the Liberty Project, which experienced increased production as a result of recompletion work in third quarter 2017. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2018 was $3.4 million, an increase of $0.9 million from the three months ended September 30, 2017. The increase was attributable to increased oil and gas prices totaling $1.1 million, partially offset by decreased sales volume totaling $0.1 million.

Oil and gas revenue during the nine months ended September 30, 2018 was $8.4 million, an increase of $1.2 million from the nine months ended September 30, 2017. The increase was attributable to increased oil and gas prices totaling $2.4 million, partially offset by decreased sales volume totaling $1.1 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended September 30, 2018 was $1.0 million, an increase of $0.2 million from the three months ended September 30, 2017. The increase was primarily attributable to an increase in the average depletion rate. The increase in the average depletion rate was attributable to the onset of an additional well from the Beta Project in third quarter 2018, which had higher cost of reserves compared to third quarter 2017, partially offset by lower cost of reserves from the Diller and Marmalard projects.

Depletion and amortization during the nine months ended September 30, 2018 was $3.4 million, a decrease of $0.4 million from the nine months ended September 30, 2017. The decrease was attributable to a decrease in production volumes totaling $0.6 million, partially offset by an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.2 million, which was recorded in first quarter 2017.

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

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Lease operating expense	$402	$378	$969	$1,155
Transportation and processing expense	92	109	251	337
Insurance expense	59	53	137	137
Workover expense	9	(6)	56	91
Accretion expense	11	15	26	47
Other	1	5	8	14
	$574	$554	$1,447	$1,781

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

The average production cost, which includes lease operating expense, transportation and processing expense and insurance expense, was $9.53 per barrel of oil equivalent (“BOE”) and $8.77 per BOE during the three and nine months ended September 30, 2018, respectively, compared to $8.94 per BOE and $8.95 per BOE during the three and nine months ended September 30, 2017, respectively. Although the average production cost per BOE was relatively consistent, the decrease in production cost from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was primarily related to a decrease in production volumes from the Marmalard Project. See additional discussion in “Business Update” section above.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2018 were $6.2 million, primarily related to revenue received of $8.5 million, partially offset by operating expenses of $1.4 million, management fees of $0.8 million and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities during the nine months ended September 30, 2017 were $4.5 million, primarily related to revenue received of $7.2 million, partially offset by operating expenses of $1.7 million, management fees of $0.8 million, general and administrative expenses of $0.1 million and the settlement of asset retirement obligations of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the nine months ended September 30, 2018 were $2.1 million, related to capital expenditures for oil and gas properties of $2.0 million and investments in salvage fund of $0.2 million.

Cash flows used in investing activities during the nine months ended September 30, 2017 were $1.9 million, related to capital expenditures for oil and gas properties of $1.8 million and investments in salvage fund of $0.1 million.

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2018 were $2.4 million, related to manager and shareholder distributions.

There were no cash flows from financing activities during the nine months ended September 30, 2017.

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

As of September 30, 2018, the Fund’s estimated capital commitments related to its oil and gas properties were $9.0 million (which include asset retirement obligations for the Fund’s projects of $4.1 million), of which $3.9 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Fund’s producing projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2018 and December 31, 2017 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of September 30, 2018 and December 31, 2017, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2018.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Y FUND, LLC
Dated:	November 9, 2018	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2018	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

